Form 10-Q
period 1995-03-31
SEI II L P
filed 1995-05-12
CIK 352849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 2-72177


                                  SEI II L.P.
                  (formerly Shearson Equipment Investors - II)
             (Exact name of registrant as specified in its charter)




        New York                                              13-3064636
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285
(Address of principal executive offices)                       (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Balance Sheets

                                                  March 31,    December 31,
Assets                                                1995            1994

Equipment                                       $8,306,724      $8,306,724
Less-accumulated depreciation                    4,430,245       4,347,178
  Net Equipment                                  3,876,479       3,959,546

Cash and cash equivalents                        3,451,148       2,931,466
Due from Equipment Manager                         285,285         522,083
     Total Assets                               $7,612,912      $7,413,095


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses        $    31,488     $    36,201
  Accrued interest expense due to affiliate      8,129,809       7,965,512
  Deferred interest payable to affiliate           512,854         512,854
  Due to General Partner                           648,522         642,280
  Note payable to affiliate                      7,839,000       7,839,000
    Total Liabilities                           17,161,673      16,995,847

Partners' Deficit:
  General Partner                                 (257,677)       (258,017)
  Limited Partners (3,614 units outstanding)    (9,291,084)     (9,324,735)
    Total Partners' Deficit                     (9,548,761)     (9,582,752)

  Total Liabilities and Partners' Deficit      $ 7,612,912     $ 7,413,095

See accompanying notes to the financial statements.


Statement of Partners' Deficit
For the three months ended March 31, 1995

                                         General       Limited
                                         Partner      Partners         Total

Balance at December 31, 1994          $ (258,017)  $(9,324,735)  $(9,582,752)
Net Income                                   340        33,651        33,991

Balance at March 31, 1995             $ (257,677)  $(9,291,084)  $(9,548,761)

See accompanying notes to the financial statements.


Statements of Operations
For the three months ended March 31, 1995 and 1994

Revenues                                              1995            1994

Operating revenues                               $ 624,213       $ 319,627

Operating Expenses
Operating costs                                    338,165         188,936
Depreciation                                        83,067          83,067
Professional and other expenses                     11,403          12,594
Equipment management fee -
  Operators                                         30,236          22,616
  General Partner                                    6,242           3,196
Insurance                                            4,211           4,211
  Total Operating Expenses                         473,324         314,620

Income (loss) from operations                      150,889           5,007

Other Income (Expense):
Interest and miscellaneous income                   47,399          16,510
Interest expense                                  (164,297)       (115,974)
  Total Other Expense                             (116,898)        (99,464)

    Net Income (Loss)                            $  33,991       $ (94,457)

Net Income (Loss) Allocated:
To the General Partner                           $     340       $    (945)
To the Limited Partners                             33,651         (93,512)
                                                 $  33,991       $ (94,457)
Per limited partnership
  unit (3,614 outstanding)                           $9.31         $(25.87)

See accompanying notes to the financial statements.


Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                   1995          1994

Net income (loss)                                 $   33,991    $  (94,457)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
  Depreciation                                        83,067        83,067
  Increase (decrease) in cash
  arising from changes in operating
  assets and liabilities:
    Due from Midwest Marine Management Company       236,798       118,267
    Operating receivables, net                           ---           ---
    Prepaid expense                                      ---           ---
    Accounts payable and accrued expenses             (4,713)       (5,422)
    Accrued interest expense due to affiliate        164,297       115,974
    Due to General Partner                             6,242         3,197

Net cash provided by operating activities            519,682       220,626

Net increase in cash and cash equivalents            519,682       220,626
Cash and cash equivalents at beginning of period   2,931,466     2,267,849

Cash and cash equivalents at end of period        $3,451,148    $2,488,475

See accompanying notes to the financial statements.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' deficit for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Liquidity and Capital Resources

The Partnership's cash and cash equivalents balance totalled $3,451,148 at March 31, 1995, which represents an increase of $519,682 from the balance of $2,931,466 at December 31, 1994. The increase is due to net cash flow from operating activities.

At March 31, 1995, the amount due from the Partnership's equipment manager was $285,285, as compared to $522,083 at December 31, 1994. The $236,798 decrease is due to the timing of the payments of net revenue received from the equipment manager.

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 7.75% at December 31, 1994, compared to 8.5% at March 31, 1995. No interest was paid relating to the Note for the three months ended March 31, 1995, and, as a result, the Partnership's accrued interest expense increased to $8,129,809 at March 31, 1995, compared to $7,965,512 at December 31, 1994. The maturity date of the Note was extended to January 3, 1996, with all other terms and conditions of the Note remaining unchanged.

(b)  Results of Operations

For the three months ended March 31, 1995, the Partnership generated net income of $33,991 as compared to a net loss of $94,457 for the corresponding period in 1994. The change from a net loss position during the first quarter of 1994 to a net income position during the first quarter of 1995 is primarily attributable to an increase in operating revenues, which totalled $624,213 for the three months ended March 31, 1995, as compared to $319,627 for the corresponding period in 1994. The increase in operating revenues is primarily attributable to a substantial increase in barge utilization during the first quarter of 1995 due to the significant crop harvest during the second half of 1994. Additionally, it should be noted that the Partnership's operations during the first quarter of 1994 were impaired by the residual effects of the flooding in the Midwest during 1993.

Operating costs during the three months ended March 31, 1995 were $338,165, compared to $188,936 for the corresponding period in 1994. The increase is attributable to an increase in the level of barge utilization and improved operating conditions as a result of the significant harvest during the second half of 1994. It should be noted that operating costs were lower than usual in the first quarter of 1994 due to a lower level of barge utilization which resulted from the flooding in the Midwest in 1993, as well as lower towing costs due to intense competition among tow operators for the reduced level of traffic.

The Partnership's interest and miscellaneous income balance totalled $47,399 for the three months ended March 31, 1995, as compared to $16,510 for the corresponding period in 1994. The increase is primarily attributable to an increase in interest income as a result of the Partnership maintaining a higher invested cash balance and as a result of an increase in interest rates.

Interest expense for the three months ended March 31, 1995 increased compared to the corresponding period in 1994 due to an increase in the prime rate charged on the outstanding principal amount of the Note.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SEI II L.P.

                           BY:     SEI II EQUIPMENT INC.
                                   General Partner




Date:       May 12, 1995
                                   BY:         /s/ Rocco F. Andriola
                                   Name:           Rocco F. Andriola
                                   Title:          President and Director




Date:       May 12, 1995
                                   BY:         /s/ Regina Hertl
                                   Name:           Regina Hertl
                                   Title:          Vice President, Director
                                                   and Chief Financial Officer