Form 10-Q
period 1995-06-30
SEI II L P
filed 1995-08-11
CIK 352849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 2-72177



                                  SEI II L.P.
                  (formerly Shearson Equipment Investors - II)

             (Exact name of registrant as specified in its charter)




        New York                                              13-3064636

(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                             identification No.)


3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                       10285

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





Balance Sheets


                                                June 30,          December 31,
Assets                                             1995                  1994

Equipment                                  $  8,306,724          $  8,306,724
Less accumulated depreciation                 4,513,312             4,347,178

  Net Equipment                               3,793,412             3,959,546

Cash and cash equivalents                     3,753,954             2,931,466
Due from Equipment Manager                      234,952               522,083

     Total Assets                          $  7,782,318          $  7,413,095


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses    $     33,776          $     36,201
  Accrued interest expense due to affiliate   8,295,931             7,965,512
  Deferred interest payable to affiliate        512,854               512,854
  Due to General Partner                        654,134               642,280
  Note payable to affiliate                   7,839,000             7,839,000

     Total Liabilities                       17,335,695            16,995,847

Partners' Deficit:
  General Partner                              (257,723)             (258,017)
  Limited Partners(3,614 units outstanding)  (9,295,654)           (9,324,735)

     Total Partners' Deficit                 (9,553,377)           (9,582,752)

     Total Liabilities and Partners'
     Deficit                               $  7,782,318          $  7,413,095





Statement of Partners' Deficit
For the six months ended June 30, 1995

                                       General        Limited
                                       Partner        Partners          Total

Balance at December 31, 1994         $(258,017)    $(9,324,735)   $(9,582,752)
Net Income                                 294          29,081         29,375

Balance at June 30, 1995             $(257,723)    $(9,295,654)   $(9,553,377)





Statements of Operations

                                  Three months ended          Six months ended
                                       June 30,                   June 30,
Revenues                         1995           1994         1995          1994

Operating revenues          $ 561,142      $ 310,648   $1,185,355     $ 630,275


Operating Expenses

Operating costs               320,789        176,050      658,954       364,986
Depreciation                   83,067         83,067      166,134       166,134
Professional and other
expenses                       12,071          6,080       23,474        18,674
Equipment management fee -
  Operators                    28,873         22,555       59,109        45,171
  General Partner               5,612          3,107       11,854         6,303
Insurance                       4,211          4,211        8,422         8,422

  Total Operating Expenses    454,623        295,070      927,947       609,690

Income from operations        106,519         15,578      257,408        20,585

Other Income (Expense):

Interest and miscellaneous
income                         54,987         19,386      102,386        35,896
Interest expense             (166,122)      (131,921)    (330,419)     (247,895)

  Total Other Expense        (111,135)      (112,535)    (228,033)     (211,999)

    Net Income (Loss)       $  (4,616)     $ (96,957)   $  29,375     $(191,414)

Net Income (Loss) Allocated:

To the General Partner      $     (46)     $    (969)   $     294     $  (1,914)
To the Limited Partners        (4,570)       (95,988)      29,081      (189,500)

                            $  (4,616)     $ (96,957)   $  29,375     $(191,414)

Per limited partnership unit
        (3,614 outstanding) $   (1.26)     $  (26.56)   $    8.05     $  (52.43)





Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net income (loss)                                   $   29,375      $ (191,414)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation                                         166,134         166,134
        Increase (decrease) in cash arising
        from changesin operating assets and
        liabilities:
          Due from Equipment Manager                   287,131         197,420
          Accounts payable and accrued expenses         (2,425)        (18,074)
          Accrued interest expense due to affiliate    330,419         247,895
          Due to General Partner                        11,854           6,303

Net cash provided by operating activities              822,488         408,264

Net increase in cash and cash equivalents              822,488         408,264
Cash and cash equivalents at beginning of period     2,931,466       2,267,849

Cash and cash equivalents at end of period          $3,753,954      $2,676,113





Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, the statement of changes in partners' deficit for the six months ended June 30, 1995 and the statements of cash flows for the six months ended June 30, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


(a)  Liquidity and Capital Resources

The Partnership's cash and cash equivalents balance totalled $3,753,954 at June 30, 1995, which represents an increase of $822,488 from the balance of $2,931,466 at December 31, 1994. The increase is due to net cash flow from operating activities.

At June 30, 1995, the amount due from the Partnership's equipment manager was $234,952 as compared to $522,083 at December 31, 1994. The $287,131 decrease is due to the timing of the payments of net revenue received from the equipment manager.

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 7.75% at December 31, 1994, compared to 8.5% at June 30, 1995. No interest was paid relating to the Note for the six months ended June 30, 1995, and, as a result, the Partnership's accrued interest expense due to affiliate increased to $8,295,931 at June 30, 1995, compared to $7,965,512 at December 31, 1994. The maturity date of the Note was extended to January 3, 1996, with all other terms and conditions of the Note remaining unchanged.

(b)  Results of Operations

For the three and six months ended June 30, 1995, the Partnership generated a net loss of $4,616 and net income of $29,375, respectively, as compared to net losses of $96,957 and $191,414, respectively, for the corresponding periods in 1994. The reduction in the net loss from the second quarter of 1994 to the second quarter of 1995 and the change from a net loss during the first half of 1994 to net income during the corresponding period in 1995 is primarily attributable to an increase in operating revenues. The increase in operating revenues is primarily attributable to a substantial increase in barge utilization during the first half of 1995 due to the significant crop harvest during the second half of 1994. Additionally, it should be noted that the Partnership's operations during the first half of 1994 were impaired by the residual effects of the flooding in the Midwest during 1993.

Operating costs during the three and six months ended June 30, 1995 were $320,789 and $658,954, respectively, compared to $176,050 and $364,986, respectively, for the corresponding periods in 1994. The increases are attributable to an increase in the level of barge utilization and improved operating conditions as a result of the significant harvest during the second half of 1994. It should be noted that operating costs were lower than usual in the first half of 1994 due to lower towing costs due to intense competition among tow operators for the reduced level of traffic.

The Partnership's interest and miscellaneous income totalled $54,987 and $102,386 for the three and six months ended June 30, 1995, as compared to $19,386 and $35,896 for the corresponding periods in 1994. The increases are primarily attributable to an increase in interest income as a result of the Partnership maintaining a higher invested cash balance and as a result of an increase in interest rates.

Interest expense for the three and six months ended June 30, 1995 increased compared to the corresponding periods in 1994 due to an increase in the prime rate charged on the outstanding principal amount of the Note.





PART II		OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

                        (a)     Exhibits - None

                        (b)     Reports on Form 8-K - No reports on
                                Form 8-K were filed during the
                                quarter ended June 30, 1995






                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SEI II L.P.

				BY:  	SEI II EQUIPMENT INC.
					General Partner




Date:       August 10, 1995
                                        BY:             /s/ Rocco F. Andriola
					Name:		Rocco F. Andriola
					Title:		President and Director




Date:       August 10, 1995
                                        BY:             /s/ Regina Hertl
					Name:		Regina Hertl
					Title:		Vice President, Director
							and Chief Financial Officer