Form 10-Q
period 1995-09-30
SEI II L P
filed 1995-11-14
CIK 352849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended 	September 30, 1995



OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 2-72177


                                  SEI II L.P.
                  (formerly Shearson Equipment Investors - II)
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)




          New York                                              13-3064636
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             identification No.)

3 World Financial Center, 29th Floor, New York, NY
Attention: Andre Anderson                                          10285
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

                                 (212) 526-3237
                       -----------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

                                 --------------
                                 Balance Sheets
                                 --------------

                                               September 30,      December 31,
Assets                                                 1995              1994
--------------------                             ----------        ----------
Equipment                                       $ 8,306,724       $ 8,306,724
Less accumulated depreciation                     4,596,380         4,347,178

  Net Equipment                                   3,710,344         3,959,546

Cash and cash equivalents                         3,881,656         2,931,466
Due from Equipment Manager                          531,491           522,083

  Total Assets                                  $ 8,123,491       $ 7,413,095


Liabilities and Partners' Deficit
---------------------------------
Liabilities:
  Accounts payable and accrued expenses         $    35,878       $    36,201
  Accrued interest expense due to affiliate       8,463,879         7,965,512
  Deferred interest payable to affiliate            512,854           512,854
  Due to General Partner                            662,362           642,280
  Note payable to affiliate                       7,839,000         7,839,000

  Total Liabilities                              17,513,973        16,995,847

Partners' Deficit:
  General Partner                                  (256,094)         (258,017)
  Limited Partners (3,614 units outstanding)     (9,134,388)       (9,324,735)

  Total Partners' Deficit                        (9,390,482)       (9,582,752)

  Total Liabilities and Partners' Deficit       $ 8,123,491       $ 7,413,095





                         ------------------------------
                         Statement of Partners' Deficit
                  For the nine months ended September 30, 1995
                         ------------------------------

                                          General        Limited
                                          Partner       Partners          Total
                                         --------     ----------     ----------
Balance at December 31, 1994            $(258,017)   $(9,324,735)   $(9,582,752)
Net Income                                  1,923        190,347        192,270

Balance at September 30, 1995           $(256,094)   $(9,134,388)   $(9,390,482)


                            ------------------------
                            Statements of Operations
                            ------------------------

                                  Three months ended        Nine months ended
                                      September 30,           September 30,
Revenues                           1995        1994        1995         1994
------------------               --------    --------    ---------    ---------
Operating revenues              $ 822,808   $ 401,923   $2,008,163   $1,032,198


Operating Expenses
------------------
Operating costs                   407,235     245,821    1,066,189      610,807
Depreciation                       83,068      83,068      249,202      249,202
Professional and other expenses    10,719      17,991       34,193       36,665
Equipment management fee -
  Operators                        35,529      24,933       94,638       70,104
  General Partner                   8,228       4,019       20,082       10,322
Insurance                           4,211       2,694       12,633       11,116

Total Operating Expenses          548,990     378,526    1,476,937      988,216

Income from operations            273,818      23,397      531,226       43,982

Other Income (Expense):

Interest and miscellaneous income  57,025      21,357      159,411       57,253
Interest expense                 (167,948)   (146,471)    (498,367)    (394,366)

Total Other Expense              (110,923)   (125,114)    (338,956)    (337,113)

Net Income (Loss)               $ 162,895   $(101,717)   $ 192,270    $(293,131)

Net Income (Loss) Allocated:

To the General Partner          $   1,629   $  (1,017)   $   1,923    $  (2,931)
To the Limited Partners           161,266    (100,700)     190,347     (290,200)

                                $ 162,895   $(101,717)   $ 192,270    $(293,131)

Per limited partnership unit
  (3,614 outstanding)              $44.62     $(27.87)      $52.67      $(80.30)


                            ------------------------
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994
                            ------------------------

Cash Flows from Operating Activities:                         1995         1994
                                                         ---------     --------
Net income (loss)                                       $  192,270    $(293,131)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation                                             249,202      249,202
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Due from Equipment Manager                              (9,408)     189,304
    Accounts payable and accrued expenses                     (323)      (6,963)
    Accrued interest expense due to affiliate              498,367      394,366
    Due to General Partner                                  20,082       10,322
Net cash provided by operating activities                  950,190      543,100

Net increase in cash and cash equivalents                  950,190      543,100
Cash and cash equivalents at beginning of period         2,931,466    2,267,849

Cash and cash equivalents at end of period              $3,881,656   $2,810,949


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, the statement of changes in partners' deficit for the nine-month periods ended September 30, 1995 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
The Partnership's cash and cash equivalents balance totalled $3,881,656 at September 30, 1995, an increase of $950,190 from December 31, 1994. The increase is due to net cash flow from operating activities.

At September 30, 1995, the amount due from the Partnership's equipment manager was $531,491 as compared to $522,083 at December 31, 1994. The $9,408 increase is due to the timing of the payments of net revenue received from Midwest Marine Management Company, the equipment manager ("Midwest Marine").

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed on December 9, 1981. The Purchaser further entered into an agreement with the Partnership which required that the principal amount of the Note remain fixed at $7,839,000 with interest accruing on such principal amount of the Note at the prime rate charged by Bank America Illinois. The effective prime rate as of December 31, 1994 and September 30, 1995 was 7.75% and 8.5%, respectively. In addition, the maturity date of the Note was extended to January 3, 1996, with all other terms and conditions unchanged. Since no interest or principal was paid on the Note for the nine-month period ended September 30, 1995, the accrued interest expense due to affiliate increased from $7,965,512 at December 31, 1994, to $8,463,879 at Septembe r 30, 1995.

The Partnership has extended its existing management agreement with its
equipment manager, Midwest Marine, through December 31, 1996.   In general, all
other terms and conditions of the management agreement remained unchanged.

Results of Operations
---------------------
For the three and nine-month periods ended September 30, 1995, the Partnership generated net income of $162,895 and $192,270, respectively, as compared to net losses of $101,717 and $293,131, respectively, for the corresponding periods in 1994. The change from net loss to net income is primarily attributable to an increase in operating revenues. Barge utilization and freight rates increased during the first three quarters of 1995 due to a record fall grain harvest in 1994 and strong export sales of soybeans and corn. Furthermore, barge utilization was substantially lower during the same period in 1994 as a result of the residual effects of flooding that occurred in the Midwest in 1993, damaging corn and soybean crops, the primary cargos hauled by the Partnership's barges.

Operating costs during the three and nine-month periods ended September 30, 1995 were $407,235 and $1,066,189 respectively, compared to $245,821 and $610,807, respectively, for the corresponding periods in 1994. The increases are primarily attributable to increased barge utilization, and to a lesser extent, lower than usual towing costs in 1994 due to greater competition among tow operators.

The Partnership's interest and miscellaneous income totalled $57,025 and $159,411 for the three and nine-month periods ended September 30, 1995, as compared to $21,357 and $57,253 for the corresponding periods in 1994. The increases are primarily attributable to an increase in interest income resulting from maintaining a higher invested cash balance and increases in interest rates.

Interest expense was $167,948 and $498,367, for the three and nine-month periods ended September 30, 1995, as compared to $146,471 and $394,366, for the corresponding periods in 1994. The increase is due to an increase in the prime rate charged on the principal amount of the Note.

Equipment Management Fees--Operator were $35,529 and $94,638 for the three and nine-month periods ended September 30, 1995, compared to $24,933 and $70,104 for the corresponding periods in 1994. Equipment Management Fees--General Partner were $8,228 and $20,082 for the three and nine-month periods ended September 30, 1995, compared to $4,019 and $10,322 for the corresponding periods in 1994. The increases in management fees, which are calculated based upon revenues, resulted from increased revenues in 1995.




                       ---------------------------------
                       PART II         OTHER INFORMATION
                       ---------------------------------

Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27)  Financial Data Schedule

                (b)     Reports on Form 8-K - No reports on
                        Form 8-K were filed during the
                        quarter ended September 30, 1995


                                   ----------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SEI II L.P.

                                   BY:     SEI II EQUIPMENT INC.
                                           General Partner




Date:  November 14, 1995
                                           BY:     /s/ Rocco F. Andriola
                                           Name:   Rocco F. Andriola
                                           Title:  President and Director




Date:  November 14, 1995
                                           BY:     /s/ Regina Hertl
                                           Name:   Regina Hertl
                                           Title:  Vice President, Director
                                                   and Chief Financial Officer