Form 10-K
period 1995-12-31
SEI II L P
filed 1996-03-29
CIK 352849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended: December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:  2-72177


SEI II L.P.
(formerly Shearson Equipment Investors - II)
Exact name of registrant as specified in its charter

New York
State or other jurisdiction             13-3064636
of incorporation or organization        I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor
New York, NY  ATTN: Andre Anderson              10285
Address of principal executive offices          zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


	LIMITED PARTNERSHIP INTERESTS
	Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I


Item 1.  Business

(a) General development of business

SEI II L.P. (the "Partnership" or the "Registrant") (formerly known as Shearson Equipment Investors - II) is a limited partnership organized April 6, 1981 under the Partnership Law of the State of New York to engage in the acquisition of various types of equipment and other property. The Partnership acquired, through direct forms of ownership, various types of equipment which do not incorporate high levels of technology and are therefore not likely to be subject to technological obsolescence.

A Registration Statement on Form S-1, Registration No. 2-72177, filed with the Securities and Exchange Commission and relating to the public offering (the "Offering") of the limited partnership interests in the Partnership (the "Interests"), became effective on June 25, 1981, the date on which the Partnership's operations commenced. The Offering was completed as of October 2, 1981. As of that date, there were 3,614 Interests outstanding, (including 22 Interests purchased by the general partner and two Interests each purchased by the two initial limited partners) which represent aggregate capital contributions to the Partnership of $18,059,950.

The general partner of the Partnership is SEI II Equipment Inc. (the "General Partner") (formerly Shearson Equipment Management Corporation), a Delaware corporation which is an affiliate of Lehman Brothers Inc. ("LB"). Under the Partnership Agreement, the General Partner has exclusive authority to manage the operations and affairs of the Partnership and to make all decisions regarding the business of the Partnership; but the acquisition, sales, financing or refinancing of any item of equipment must be approved by a majority of the members of the investment committee, whose members are designated by the President of the General Partner. For a discussion of the investment committee, see Item 10. "Directors and Executive Officers of the Registrant."

At December 31, 1982, the Partnership had completed the acquisition of its equipment portfolio. Equipment acquired by the Partnership is either operated by or on behalf of the Partnership under operating agreements.

Commencing January 1, 1993, the General Partner engaged a new marine equipment operator, Midwest Marine Management Company ("Midwest Marine"), to manage the Partnership's barge fleet. The current management agreement with Midwest Marine expires December 31, 1996.

(b) Financial information about industry segments

As of December 31, 1995, the Partnership's business consisted of one segment, the investment in a fleet of 25 covered hopper river barges. With the exception of such services as are provided by the Partnership to users of its equipment, the Partnership does not engage in sales of goods or services.

(c) Narrative description of business

See Paragraphs (a) and (b) above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

The Partnership has no employees.


Item 2.  Properties

During the period ended December 31, 1982, the Partnership acquired various items of equipment which together constitute the Partnership's entire equipment portfolio. No equipment purchases were made subsequent to December 31, 1982, nor does the Partnership expect that it will acquire any additional equipment. All of the equipment has been pledged as collateral under the credit agreement described in Note 4 to the Partnership's financial statements. Commencing in 1987, the Partnership sold the following assets: two 2 offshore supply vessels, the drilling rig, and 82 railcars, with the proceeds being used to repay Partnership debt. The Partnership currently owns 25 covered river hopper barges which are engaged in the intercoastal waterway transportation of goods.

Item 3.  Legal Proceedings

In March 1996, a purported class action, on behalf of all Limited Partners was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in New York State Supreme Court. The complaint alleges claims of common fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.


Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the limited partners for a vote during the fourth quarter of the year for which this report is filed.

PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters

(a) Market Price Information

The only outstanding or authorized securities of the Registrant are the Interests. There is no market for the Interests, nor is one expected to develop. The Partnership Agreement imposes substantial restrictions on the transfer of an Interest.

(b) Holders

The number of holders of Interests as of December 31, 1995 was 1,439.

(c) Cash Distributions per Interest

To the extent that funds are available and subject to the provisions of the Partnership Agreement, the Partnership will make cash distributions from operations to holders of Interests on a quarterly basis. Cash distributions from operations are made at the sole discretion of the General Partner. The Partnership Agreement prohibits the investment of cash available for distributions from operations in other than temporary money market investments or United States government securities. Cash distributions from operations are paid 99% to the limited partners and 1% to the General Partner and are distributed to each limited partner entitled to such distribution in the ratio in which the number of Interests owned by such limited partner bears to the total number of Interests issued, outstanding and held by limited partners entitled to such distribution.

No cash distributions have been made to the partners since the third quarter of 1982.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included herein.


Years Ended December 31,
                      1995       1994       1993       1992       1991
Operating Revenues    $2,892,077 $1,852,384 $1,710,410 $2,268,236 $2,060,383
Income (Loss) from
operations               882,829    383,191     64,416    246,662    (28,543)
Interest and
Miscellaneous income     220,098     93,874     61,143     59,164     51,789
Other income                   -          -          -          -    429,639
Interest expense        (692,302)  (547,495)  (470,340)  (489,937)  (669,255)
Net Income (Loss)        410,625    (70,430)  (344,781)  (184,111)  (216,370)
Net Income (Loss) Per
Interest                  112.48     (19.29)    (94.45)    (50.43)    (59.27)
Total Assets at
Period-End             8,539,370  7,413,095  6,919,509  6,888,038  6,626,805
Long-term Debt at
Period-End             7,839,000  7,839,000  7,839,000  7,839,000  7,839,000
Accrued interest
expense due to
affiliate              8,657,814  7,965,512  7,418,017  6,947,677  6,457,740

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Liquidity and Capital Resources

On May 30, 1986, the Partnership restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.75% at December 31, 1995, compared to 7.75% at December 31, 1994. No interest was paid relating to the Note for the twelve months ended December 31, 1995, and, as a result, the Partnership's accrued interest expense increased to $8,657,814 at December 31, 1995 , compared to $7,965,512 at December 31, 1994. As of December 31, 1995, the maturity date of the Note was extended to January 3, 1997, with all other terms and conditions of the Note remaining unchanged.

During 1995, the Partnership's fleet of 25 covered hopper river barges continued to operate on the inland waterways of the United States, including the Ohio, Illinois and Mississippi Rivers. Conditions for barge traffic improved during 1995, as the record 1994 harvest translated into increased barge utilization rates in 1995. Increased foreign demand for U.S. crops, specifically corn and soybeans, also contributed to better operating conditions in 1995. Furthermore, the recent increase in the level of northbound traffic, which entails hauling cargo such as steel and fertilizer, has had a positive impact on barge utilization. Although the General Partner believes that the recent improvement in barge traffic has had a positive impact on the value of the Partnership's barge fleet, it is unlikely that the value of the barges will increase to an amount which is equal to or in excess of the Partnership's existing indebtedness.

The Partnership's cash and cash equivalents balance totalled $4,238,441 at December 31, 1995, which represents an increase over the balance of $2,931,466 at December 31, 1994. The increase is due to an increase in net cash flow from operating activities reflecting an increase in barge utilization. At December 31, 1995, the amount due from the Partnership's equipment manager was $673,652, compared to $522,083 at December 31, 1994. The increase is due to the timing of the distributions of net revenues from the equipment manager.

(b) Results of Operations

1995 versus 1994

For the year ended December 31, 1995, the Partnership generated net income of $410,625, compared to a net loss of $70,430 for the year ended December 31, 1994. The difference is primarily attributable to increased operating revenues.

Operating revenues for the year ended December 31, 1995 totalled $2,892,077, compared to $1,852,384 for the year ended December 31, 1994. The increase is primarily attributable to an increase in barge utilization. The record harvest of soybeans in 1994 positively impacted revenue during 1995 as there was a greater quantity of goods to transport. Strong U.S. exports in 1995, also contributed to increased barge utilization. Furthermore, revenues were lower than usual in 1994 as a result of the 1993 floods which damaged crops and reduced utilization.

Interest and miscellaneous income increased to $220,098 for the year ended December 31, 1995, compared to $93,874 for the year ended December 31, 1994. The increase is mainly due to an increase in interest income due to a higher cash balance invested and higher interest rates.

Operating costs for the year ended December 31, 1995 were $1,454,871, compared to $949,093 for the year ended December 31, 1994. The increase is primarily attributable to increased towing costs as a result of greater utilization in 1995, and lower than normal towing costs for the first three quarters of 1994.

Interest expense for the year ended December 31, 1995 totalled to $692,302 compared with $547,495 for the year ended December 31, 1994. The increase is due to an increase in the prime rate charged on the outstanding principal amount of the Note.

1994 versus 1993

For the year ended December 31, 1994, the Partnership incurred a net loss of $70,430, compared to a net loss of $344,781 for the year ended December 31, 1993. The difference is attributable to increased operating revenues and decreased operating costs. Operating revenues for the year ended December 31, 1994 totalled $1,852,384, compared to $1,710,410 for the year ended December 31, 1993. The increase is primarily attributable to an increase in barge utilization as a result of a significant crop harvest during the third and fourth quarters of 1994.

Operating costs for the year ended December 31, 1994 were $949,093, compared to $1,123,360 for the year ended December 31, 1993. The decrease is primarily attributable to a decrease in towing costs and costs incurred in 1993 due to the change in equipment managers which included repair costs of $29,389 and barge relocation costs of $42,547. Towing costs in the first two quarters of 1993 were approximately 50% of operating revenues. Commencing with the third quarter of 1993 and through the end of 1994, these costs averaged approximately 36% of operating revenues. The decline in towing costs is attributable to a decrease in towing rates due to intense competition among tow operators as a result of decreased barge traffic caused by the flooding in the Midwest in 1993. The residual effects of the flooding continued to impact barge traffic during the first and second quarter of 1994.

Interest expense for the year ended December 31, 1994 increased to $547,495 from $470,340 at December 31, 1993 due to increases in the prime rate charged on the outstanding principal amount of the Note.


Item 8.  Financial Statements and Supplementary Data

See item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the financial statements filed with this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors and its affairs are managed by its General Partner, SEI II Equipment Inc. Decisions as to which items of equipment should be acquired, sold, financed or refinanced by the Partnership and whether such acquisitions should be direct or indirect, are made by an investment committee designated by the President of the General Partner. The investment committee has the right, power and authority to utilize the services of affiliates of the General Partner for assistance in evaluating the suitability of equipment for investment by the Partnership.

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own assets which have been adversely affected by the economic conditions in the markets in which that asset is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The following is a brief description of the directors and executive officers of the General Partner:

	Name		Office
	Rocco Andriola	President and Director
        Regina Hertl    Vice President, Chief Financial Officer and Director
	Michael Marron	Vice President

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Regina M. Hertl, 37, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Michael Marron, 32, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Interests as of December 31, 1995.

(b) Security ownership of management

Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns 22 interests.
The General Partner also shares in the profits, losses and distributions of the Partnership.

(c) Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to a Management Agreement dated June 25, 1981 between the Partnership and the General Partner, the General Partner is entitled to receive equipment management fees for services rendered in the management of equipment owned by the Partnership. The amount of the equipment management fees charged is the lesser of (i) the aggregate of amounts customarily charged by third parties for similar services or (ii) 5% of annual gross revenues. For the year ended December 31, 1995, equipment management fees aggregating $160,604 were expensed by the Partnership. Of this amount, $131,683 was due or paid by the Partnership to an independent, third-party operator, and $28,921 was earned by the General Partner. These fees were added to uncollected fees for prior years and, as of December 31, 1995, $671,201 remains to be paid to the General Partner. In accordance with the Partnership Agreement, the General Partner has deferred its rights to receive such fees until such time as the Partnersh ip is in a position to make cash distributions to all partners.

The General Partner is also entitled to receive, for services rendered, a Partnership management fee equal to 5% of cash distributions from operations. Such services relate to decision-making as to the terms of acquisitions and dispositions of equipment, selecting, retaining and supervising consultants, engineers, lenders and others, maintaining the books and records of the Partnership and otherwise generally managing the day-to-day operations of the Partnership. The Partnership management fees are payable at the same time as, but only if and when, cash distributions from operations are paid to the limited partners. Partnership management fees are in addition to all other fees, commissions or compensation paid or permitted to be paid to the General Partner or its affiliates. For the year ended December 31, 1995, no Partnership management fees were paid to the General Partner.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.
For additional information regarding fees paid and reimbursed to the General Partner or its affiliates during 1995, 1994 and 1993, see Note 4 to the Financial Statements in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial statements:

	SEI II L.P.
        INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                Number
        Report of Independent Public Accountants                F-1

	Statements of Financial Condition as of
        December 31, 1995 and 1994                              F-2

	Statements of Partners' Deficit for the years
        ended December 31, 1995, 1994 and 1993                  F-2

	Statements of Operations
	for the years ended December 31, 1995, 1994, and 1993	F-3

	Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993                        F-3

        Notes to Financial Statements                           F-4

   (2)  Financial Statement Schedules:

        No schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

   (3)  Exhibits:

        3.1     Agreement of Limited Partnership dated June 25, 1981 (filed as
        Exhibit 3b to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 7, 1981, No. 2-72177 and incorporated herein by reference).

        3.1 Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on April 6, 1981(filed as Exhibit 3a to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 7, 1981, No. 2-72177 and incorporated herein by reference).

        10.1 Acquisition Services Agreement between the Partnership and the General Partner dated June 25, 1981 (filed as Exhibit 12c to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 7, 1981, No. 2-72177 and incorporated herein by reference).

        10.2 Management Agreement between the Partnership and the General Partner dated June 25, 1981 (filed as Exhibit 12d to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 7, 1981, No. 2-72177 and incorporated herein by reference).

        10.3 Agreement for Financial Advisory Services between the Partnership and Shearson Leasing Corporation dated June 25, 1981 (filed as Exhibit 12e to Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on May 7, 1981, No. 2-72177 and incorporated herein by reference).

	27.0	Financial Data Schedule

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the year for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



		SEI II L.P.

		BY:  	SEI II EQUIPMENT INC.
			General Partner




Date:       March 28, 1996

                BY: /s/ Rocco F. Andriola
		Name:	Rocco F. Andriola
		Title:	President and Director




Date:       March 28, 1996

                BY: /s/ Regina Hertl
                Name:   Regina Hertl
                Title:  Vice President, Director
                        and Chief Financial Officer




Date:       March 28, 1996

                BY: /s/ Michael T. Marron
                Name:   Michael T. Marron
                Title:  Vice President

To the Partners of
SEI II L.P.:

We have audited the accompanying statements of financial condition of SEI II L.P. (a New York limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI II L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 6, 1996


Statements of Financial Condition
December 31, 1995 and 1994

Assets                                          1995            1994

Equipment                                       $ 8,306,724     $ 8,306,724
Less-accumulated depreciation                     4,679,447       4,347,178

        Net Equipment                             3,627,277       3,959,546

Cash and cash equivalents                         4,238,441       2,931,466
Due from equipment manager                          673,652         522,083

                Total Assets                    $ 8,539,370     $ 7,413,095


Liabilities and Partners' Deficit

Liabilities:
        Accounts payable and accrued expenses $ 30,628 $ 36,201 Accrued interest expense due
        to affiliate                              8,657,814       7,965,512
        Deferred interest payable to affiliate      512,854         512,854
        Due to General Partner                      671,201         642,280
        Note payable to affiliate                 7,839,000       7,839,000

                Total Liabilities                17,711,497      16,995,847

Partners' Deficit:
        General Partner                            (253,911)       (258,017)
        Limited Partners
        (3,614 units outstanding)                (8,918,216)     (9,324,735)

                Total Partners' Deficit          (9,172,127)     (9,582,752)

                Total Liabilities and
                Partners' Deficit               $ 8,539,370     $ 7,413,095


Statements of Partners' Deficit
For the years ended December 31, 1995, 1994 and 1993

                                Limited         General
                                Partners        Partner         Total

Balance at January 1, 1993      $(8,913,676)    $  (253,865)    $(9,167,541)
Net Loss                           (341,333)         (3,448)       (344,781)

Balance at December 31, 1993     (9,255,009)       (257,313)     (9,512,322)
Net Loss                            (69,726)           (704)        (70,430)

Balance at December 31, 1994     (9,324,735)       (258,017)     (9,582,752)
Net Income                          406,519           4,106         410,625

Balance at December 31, 1995    $(8,918,216)    $  (253,911)    $(9,172,127)

Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Revenues                        1995            1994            1993

Operating revenues              $2,892,077      $1,852,384      $1,710,410

Operating Expenses

Operating costs                  1,454,871         949,093       1,123,360
Depreciation                       332,269         332,269         332,269
Professional and other expenses     44,660          48,422          49,722
Equipment management fee -
        Operators                  131,683         105,558         100,088
        General Partner             28,921          18,524          17,104
Insurance                           16,844          15,327          23,451

     Total Operating Expenses    2,009,248       1,469,193       1,645,994

Income from operations             882,829         383,191          64,416

Other Income (Expense):

Interest and
miscellaneous income               220,098          93,874          61,143
Interest expense                  (692,302)       (547,495)       (470,340)

        Total Other Expense       (472,204)       (453,621)       (409,197)

             Net Income (Loss)  $  410,625      $  (70,430)     $ (344,781)

Net Income (Loss) Allocated:

To the General Partner          $    4,106      $     (704)     $   (3,448)
To the Limited Partners            406,519         (69,726)       (341,333)

                                $  410,625      $  (70,430)     $ (344,781)

Per limited partnership unit
        (3,614 outstanding)     $   112.48      $   (19.29)     $   (94.45)


Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from
Operating Activities:           1995            1994            1993

Net income (loss)               $  410,625      $  (70,430)     $ (344,781)
Adjustments to reconcile
net income (loss) to net cash
provided by operating
activities:
  Depreciation                     332,269         332,269         332,269
  Increase (decrease)
  in cash arising
  from changes
  in operating assets
  and liabilities:
    Due from equipment manager    (151,569)       (162,238)       (359,845)
    Operating receivables, net           -               -         293,474
    Prepaid expenses                     -               -           8,103
    Accounts payable and
    accrued expenses                (5,573)         (2,003)       (111,192)
    Accrued interest expense
    due to affiliate               692,302         547,495         470,340
    Due to General Partner          28,921          18,524          17,104

Net cash provided by
operating activities             1,306,975         663,617         305,472


Net increase in cash
and cash equivalents             1,306,975         663,617         305,472
Cash and cash equivalents
at beginning of period           2,931,466       2,267,849       1,962,377

Cash and cash equivalents
at end of period                $4,238,441      $2,931,466      $2,267,849

Notes to Financial Statements
December 31, 1995, 1994 and 1993

1. Organization of the Partnership
The Partnership was organized under the Partnership Act of the State of New York on April 6, 1981. The term of the Partnership will continue through December 31, 2011, unless terminated and dissolved sooner pursuant to the Partnership Agreement.

The general partner is SEI II Equipment Inc. (the "General Partner") formerly Shearson Equipment Management Corp., an affiliate of Lehman Brothers Inc. On July 31, 1993, certain of Shearson Lehman Brothers Inc.'s domestic retail brokerage and management businesses were sold to Smith Barney, Harris Upham & Co. Inc. Included in the purchase was the name "Shearson." Consequently, the General Partner's name was changed to SEI II Equipment Inc. to delete any reference to "Shearson."

The Partnership's business consists of one segment, the investment in a fleet of 25 covered hopper river barges which are engaged in the intercoastal waterway transportation of goods. With the exception of such services as are provided by the Partnership to users of its equipment, the Partnership does not engage in the sales of goods or services.

Upon formation of the Partnership, the General Partner contributed $1,000 and purchased 22 partner units for $100,650. The initial Limited Partners contributed $18,300 for four partner units. An additional 3,588 limited partnership units were then sold at a price of $5,000 per unit. The offering
was completed as of October 2, 1981.   As of that date, there were 3,614
interests outstanding, (including 22 interests purchased by the General Partner and two interests each purchased by the two initial limited partners) which represent aggregate capital contributions to the Partnership of $18,059,950.

The General Partner has entered into various agency agreements with independent equipment managers for the operation of the Partnership's equipment. The results of such operations are reported to the General Partner by the independent equipment managers and have been reflected in the accompanying financial statements.

2. Significant Accounting Policies

Basis of Accounting. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized as earned and expenses are recorded as obligations are incurred.

Equipment Manager. On January 1, 1993, the Partnership transferred management of its assets to a new equipment manager, Midwest Marine Management Company ("Midwest Marine"). The original equipment manager maintained individual balance sheets for each owner. Midwest Marine operates the barge fleet and provides for pooling of all owners' assets. Due to this pooling, the Partnership is entitled to a proportion of the pooled net revenues; therefore, as of December 31, 1993, the Partnership no longer records operating assets or liabilities other than the balance due from Midwest Marine.

Equipment and Depreciation. The equipment balance at December 31, 1995 and 1994 consisted of 25 covered hopper river barges, stated at cost. Depreciation for financial reporting purposes is computed on a straight-line basis over the estimated useful lives of 25 years.

Accounting for Impairment. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 in the fourth quarter of 1995. Based on current circumstances, the adoption of FAS 121 has no impact on the financial statements.

Cash Equivalents. Cash equivalents consist of short-term highly liquid investments with maturities of three months or less from the date of purchase. The carrying amount approximates fair value because of the short maturity of these investments.

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions's insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Fair Value of Financial Instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair Value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Income Taxes. No provision for income taxes has been made in the accompanying financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Partnership Allocations

The Partnership Agreement substantially provides for the following:

Distribution of Partnership Funds. Net cash from operations shall be distributed at the discretion of the General Partner, 99% to the Limited Partners and 1% to the General Partner.

Cash from sales or refinancings shall be allocated and paid first to all partners until the amount of all distributions received by them equals their positive capital account balances. Any balance will be allocated to the Limited Partners until the cumulative amount of distributions made to them equals their Original Invested Capital plus a cumulative 10% per annum return as defined. Thereafter, cash will be distributed 85% to the Limited Partners and 15% to the General Partner. The cumulative amount of distributions to date does not exceed the required distributions as of December 31, 1995.

Cash distributions to the partners are presently prohibited by the amended credit agreement with the Partnership's lender (Note 4). No cash distributions have been made by the General Partner since the third quarter of 1982.

Allocation of Income and Losses. All operating profits and losses and losses from sales or refinancings shall be allocated 1% to the General Partner and 99% to the Limited Partners. Profits from sales or refinancings shall be allocated to the General Partner based on the greater of either 1% of such profits or the amount distributable to the General Partner, as defined in the Partnership Agreement. Any remaining profits shall be allocated to the Limited Partners.

4. Related Party Transactions

General Partner Fees. The Partnership Agreement specifies that the General Partner will receive (a) an equipment management fee in an amount that will not exceed 5% of the annual gross revenues of all equipment owned by the Partnership; (b) in the event the General Partner subcontracts to third parties for services to be rendered in the management of the equipment, any management fee paid to a third party will reduce the fee otherwise earned by the General Partner, but not below 1% of gross revenues. As of December 31, 1995, $671,201 in equipment management fees earned by the General Partner remains to be paid to the General Partner. In accordance with the Partnership Agreement, the General Partner has deferred its rights to receive such fees until such time as the Partnership is in a position to make cash distributions to all partners.

Cash and Cash Equivalents. Cash reflected on the Partnership's balance sheet at December 31, 1995 and 1994 was on deposit with an affiliate of the General Partner.

Long-term Debt. On May 30, 1986, the Partnership restructured its long-term debt which had been in default since June 1985. Buttonwood Leasing Corporation (the "Purchaser"), which is an affiliated corporation of the General Partner, purchased from the Partnership's lenders (the "Banks") the Promissory Note dated December 9, 1981 (the "Note") originally executed by the Partnership in favor of the Banks. In consideration of the Purchaser purchasing the Note, the Banks issued releases in favor of the Partnership and the General Partner releasing each from any and all liability arising under the terms of the Note and from the loan documentation issued and executed in connection with the Note, with the exception that the Purchaser agreed to waive enforcement of certain financial covenants contained in the loan documentation, covenants of which the Partnership was not in compliance. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the fo lowing terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.75% at December 31, 1995, 7.75% at December 31, 1994 and 6.0% at December 31, 1993. Accrued and deferred interest is payable at maturity of the Note. As of December 31, 1995, the maturity date of the Note was extended until January 3, 1997.

The fair market value of the note is substantially less than its carrying amount. It is not practicable for the Partnership to estimate the fair value of this financial instrument as no quoted market price exists and the cost of obtaining an independent valuation appears excessive to the Partnership.

5. Utilization of Equipment
At December 31, 1995, the Partnership's equipment portfolio included 25 covered hopper river barges. The barges are carried on the Partnership's statement of financial condition at an aggregate net book value of $3,627,277.

6.  Litigation
In March 1996, a purported class action, on behalf of all Limited Partners, was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in New York State Supreme Court. The complaint alleges claims of common fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.

7. Reconciliation of Differences between Financial Statements and the Partnership's Tax Return

Net income, as reported in 1995                                 $   410,625
   Adjustments-
	Depreciation differential between the Accelerated
		Cost Recovery System (ACRS) and depreciation
                for financial reporting                             332,269
        Decrease in accrued operating expenses                       (5,573)
        Management fee expense                                       28,921
        Increase in accrued interest expense
                due to affiliate                                    692,302

                   Total adjustments                              1,047,919

Net income per the Partnership's 1995 tax return                $ 1,458,544

Net income allocation:

Limited Partners (3,614 interests)                              $ 1,443,959
General Partner                                                      14,585

                                                                $ 1,458,544

Per Limited Partnership interest                                $    399.55


Partners' deficit, as reported December 31, 1995                $(9,172,127)
        Adjustments, as above                                     1,047,919
        Adjustments, prior years                                  5,197,316
        Syndication expenses                                      1,740,961

Partners' deficit, per the Partnership's 1995 tax return        $(1,185,931)



The partners' deficit reported on the Partnership's tax return is allocable to the partners as follows:

Limited Partners (3,614 interests)                              $(1,372,938)
General Partner                                                     187,007

                                                                $(1,185,931)


The Partnership's tax returns and the amounts of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if an adjustment in the Partnership's income or loss is ultimately sustained by the taxing authorities.


Schedule V - Property, Plant and Equipment for the Years Ended December 31, 1995, 1994 and 1993


                Balance at                            Other        Balance at
                Beginning of  Additions               Charges      End of
Classification  Period        at Cost    Retirements  Add (Deduct) Period


1993:
 Equipment      $8,306,724    $      0   $       0    $      0     $8,306,724

1994:
 Equipment      $8,306,724    $      0   $       0    $      0     $8,306,724

1995:
 Equipment      $8,306,724    $      0   $       0    $      0     $8,306,724


Schedule VI - Accumulated Depreciation, Depletion and
Amortization of Property, Plant and Equipment for the Years Ended December 31, 1995, 1994 and 1993


                Balance at    Additions               Other        Balance at
                Beginning of  Charged to              Charges      End of
Classification  Period        Expense    Retirements  Add (Deduct) Period


1993:
 Equipment      $3,682,640    $332,269   $       0    $      0     $4,014,909

1994:
 Equipment      $4,014,909    $332,269   $       0    $      0     $4,347,178

1995:
 Equipment      $4,347,178    $332,269   $       0    $      0     $4,679,447