Form 10-Q
period 1996-03-31
SEI II L P
filed 1996-05-14
CIK 352849

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
- - --- 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

or

    Transition Report Pursuant to Section 13
- - --- or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 02-72177


                                  SEI II L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


         New York                                         13-3064636
- - ------------------------------                         ----------------
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                           10285
- - -------------------------------------                         --------
Address of Principal Executive Offices                        Zip Code


                                 (212) 526-3237
                              --------------------
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X    No
                                         ------     ------

Balance Sheets                               At March 31,      At December 31,
                                                    1996                 1995
Assets
Equipment, at cost                           $ 8,306,724          $ 8,306,724
Less accumulated depreciation                 (4,762,514)          (4,679,447)
                                               ---------            ---------
 Net Equipment                                 3,544,210            3,627,277

Cash and cash equivalents                      4,857,421            4,238,441
Due from Equipment Manager                       368,497              673,652
                                              ----------           ----------
  Total Assets                               $ 8,770,128          $ 8,539,370
                                              ==========           ==========

Liabilities and Partners' Deficit

Liabilities:
 Accounts payable and accrued expenses       $    28,503          $    30,628
 Accrued interest expense due to affiliate     8,823,936            8,657,814
 Deferred interest payable to affiliate          512,854              512,854
 Due to General Partner                          677,478              671,201
 Note payable to affiliate                     7,839,000            7,839,000
                                              ----------           ----------
  Total Liabilities                           17,881,771           17,711,497

Partners' Deficit:
 General Partner                                (253,306)            (253,911)
 Limited Partners (3,614 units outstanding)   (8,858,337)          (8,918,216)
                                              ----------           ----------
  Total Partners' Deficit                     (9,111,643)          (9,172,127)
                                              ----------           ----------
  Total Liabilities and Partners' Deficit    $ 8,770,128          $ 8,539,370
                                              ==========           ==========




Statement of Partners' Deficit
For the three months ended March 31, 1996
                                        General         Limited
                                        Partner         Partners         Total
Balance at December 31, 1995          $(253,911)     $(8,918,216)  $(9,172,127)
Net income                                  605           59,879        60,484
Balance at March 31, 1996             $(253,306)     $(8,858,337)  $(9,111,643)




Statements of Operations
For the three months ended March 31,
Revenues                                                    1996          1995
- - ------------------                                       -------       -------
Operating revenues                                      $627,740      $624,213
                                                         -------       -------
  Total operating revenues                               627,740       624,213

Operating Expenses
- - ------------------
Operating costs                                          325,690       338,165
Depreciation expense                                      83,067        83,067
Professional and other expenses                           13,184        11,403
Equipment management fee -
 Operators                                                30,489        30,236
 General Partner                                           6,277         6,242
Insurance                                                  4,211         4,211
                                                         -------       -------
  Total operating expenses                               462,918       473,324

Income from operations                                   164,822       150,889

Other Income (Expense)
- - ---------------------
Interest and miscellaneous income                         61,784        47,399
Interest expense                                        (166,122)     (164,297)
                                                         -------       -------
  Total Other Expense                                   (104,338)     (116,898)
                                                         -------       -------
  Net Income                                           $  60,484     $  33,991
                                                         =======       =======
Net Income Allocated:
To the General Partner                                 $     605     $     340
To the Limited Partners                                   59,879        33,651
                                                         -------       -------
                                                       $  60,484     $  33,991
                                                         =======       =======
Per limited partnership unit
(3,614 outstanding)                                       $16.57         $9.31
                                                           =====          ====


Statements of Cash Flows
For the three months ended March 31,                        1996          1995
Cash Flows From Operating Activities
Net income                                            $   60,484    $   33,991
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation expense                                     83,067        83,067
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Due from Equipment Manager                             305,155       236,798
  Accounts payable and accrued expenses                   (2,125)       (4,713)
  Accrued interest expense due to affiliate              166,122       164,297
  Due to general partner                                   6,277         6,242
                                                       ---------     ---------
Net cash provided by operating activities                618,980       519,682
                                                       ---------     ---------
Net increase in cash and cash equivalents                618,980       519,682
Cash and cash equivalents, beginning of period         4,238,441     2,931,466
                                                       ---------     ---------
Cash and cash equivalents, end of period              $4,857,421    $3,451,148
                                                       =========     =========

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Legal Proceedings
In March 1996, a purported class action suit, on behalf of all Limited Partners was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in the New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
The Partnership's cash and cash equivalents balance totaled $4,857,421 at March 31, 1996, which represents an increase of $618,980 from the balance of $4,238,441 at December 31, 1995. The increase is due to net cash flow from operating activities.

At March 31, 1996, the amount due from the Partnership's equipment manager was $368,497, as compared to $673,652 at December 31, 1995. The decrease is due to the timing of the payments of net revenue received from the equipment manager.

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.5% at March 31, 1996, unchanged from December 31, 1995. No interest was paid relating to the Note for the three-month period ended March 31, 1996 and, as a result, the Partnership's accrued interest expense due to affiliate increased to $8,823,936 at March 31, 1996, compared to $8,657,814 at
December 31, 1995. The maturity date of the Note has been extended to January 3, 1997, with all other terms and conditions of the Note remaining unchanged.

Results of Operations
- - ---------------------
For the three months ended March 31, 1996, the Partnership generated net income of $60,484, as compared to net income of $33,991 for the corresponding period in 1995. The increase in net income is primarily attributable to an increase in interest and miscellaneous income and a decline in operating costs for the three-month period ended March 31, 1996 relative to the comparable period in 1995.

Operating revenues were $627,740 and $624,213 for the three months ended March 31, 1996 and 1995, respectively. The increase in operating revenues is primarily attributable to a slight increase in barge utilization during the first quarter of 1996.

Operating costs were largely unchanged during the three months ended March 31, 1996 and 1995 at $325,690, and $338,165, respectively.

Interest and miscellaneous income totaled $61,784 for the three months ended March 31, 1996, as compared to $47,399 for the corresponding period in 1995. The increase is primarily attributable to an increase in interest income as a result of the Partnership maintaining a higher cash balance.


Part II   Other Information

Item 1    Legal Proceedings

          In March 1996, a purported class action suit, on behalf of all Limited Partners was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in the New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.


Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-k.

          (a)  Exhibits -  None

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SEI II L.P.

                         BY:  SEI II EQUIPMENT INC.
                              General Partner




Date:   May 14, 1996          BY:    /s/ Rocco F. Andriola
                                     President and Director


Date:   May 14, 1996          BY:  /s/ Regina Hertl
                                   Vice President, Director and
                                   Chief Financial Officer