Form 10-Q
period 1996-06-30
SEI II L P
filed 1996-08-13
CIK 352849

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1996

        or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                Commission File Number: 02-72177


                           SEI II L.P.
      Exact Name of Registrant as Specified in its Charter


           New York                          13-3064636
State or Other Jurisdiction of
Incorporation or Organization     I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY  Attn.:  Andre Anderson           10285
Address of Principal Executive Offices       Zip Code

                         (212) 526-3237
       Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Balance Sheets                                     At June 30,   At December 31,
                                                      1996            1995
Assets
Equipment, at cost                                  $8,306,724     $8,306,724
Less accumulated depreciation                       (4,845,581)    (4,679,447)
Equipment, net                                       3,461,143      3,627,277

Cash and cash equivalents                            5,086,323      4,238,441
Due from Equipment Manager                             440,604        673,652
  Total Assets                                      $8,988,070     $8,539,370
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses              $   23,396       $ 30,628
 Accrued interest expense due to affiliate           8,985,172      8,657,814
 Deferred interest payable to affiliate                512,854        512,854
 Due to General Partner                                684,159        671,201
 Note payable to affiliate                           7,839,000      7,839,000
  Total Liabilities                                 18,044,581     17,711,497

Partners' Deficit:
 General Partner                                      (252,755)      (253,911)
 Limited Partners (3,614 units outstanding)         (8,803,756)    (8,918,216)
  Total Partners' Deficit                           (9,056,511)    (9,172,127)
  Total Liabilities and Partners' Deficit           $8,988,070     $8,539,370






Statement of Partners' Deficit
For the six months ended June 30, 1996     General      Limited
                                           Partner      Partners        Total
Balance at December 31, 1995             $(253,911)  $(8,918,216)  $(9,172,127)
Net income                                   1,156       114,460       115,616
Balance at June 30, 1996                 $(252,755)  $(8,803,756)  $(9,056,511)



Statements of Operations
                                          Three months          Six months
                                         ended June 30,        ended June 30,
                                       1996     1995      1996     1995
Revenues
Operating revenues                $668,072   $ 561,142   $1,295,812  $1,185,355
Operating Expenses
Operating costs                    374,059     320,789      699,749     658,954
Depreciation                        83,067      83,067      166,134     166,134
Professional and other expenses     17,077      12,071       30,261      23,474
Equipment management fee -
 Operators                          31,483      28,873       61,972      59,109
 General Partner                     6,681       5,612       12,958      11,854
Insurance                            4,211       4,211        8,422       8,422
  Total operating expenses         516,578     454,623      979,496     927,947
Income from operations             151,494     106,519      316,316     257,408
Other Income (Expense)
Interest and miscellaneous income   64,875      54,987      126,659     102,386
Interest expense                  (161,237)   (166,122)    (327,359)   (330,419)
  Total Other Expense              (96,362)   (111,135)    (200,700)   (228,033)
Net Income                        $ 55,132    $ (4,616)   $ 115,616   $  29,375
Net Income Allocated:
To the General Partner            $    551    $    (46)   $   1,156   $     294
To the Limited Partners             54,581      (4,570)     114,460      29,081
                                  $ 55,132    $ (4,616)   $ 115,616   $  29,375
Per limited partnership unit
(3,614 outstanding)                 $15.10      $(1.26)      $31.67       $8.05




Statements of Cash Flows
For the six months ended June 30,                            1996         1995
Cash Flows From Operating Activities
Net income                                             $  115,616    $   29,375
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation expense                                     166,134       166,134
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Due from Equipment Manager                               233,048      287,131
  Accounts payable and accrued expenses                     (7,232)      (2,425)
  Accrued interest expense due to affiliate                327,358      330,419
  Due to general partner                                    12,958       11,854
Net cash provided by operating activities                  847,882      822,488
Net increase in cash and cash equivalents                  847,882      822,488
Cash and cash equivalents, beginning of period           4,238,441    2,931,466
Cash and cash equivalents, end of period                $5,086,323   $3,753,954

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' deficit for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Legal Proceedings
In March 1996, a purported class action suit on behalf of all Limited Partners was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's cash and cash equivalents balance totaled
$5,086,323 at June 30, 1996, which represents an increase from the balance of $4,238,441 at December 31, 1995. The increase is due to net cash flow from operating activities.

At June 30, 1996, the amount due from the Partnership's equipment manager was $440,604, compared to $673,652 at December 31, 1995.
The decrease is due to the timing of the payments of net revenue received from the equipment manager.

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.25% at June 30, 1996. No interest was paid relating to the Note for the six-month period ended June 30, 1996 and, as a result, the Partnership's accrued interest expense due to affiliate increased to $8,985,172 at June 30, 1996, compared to $8,657,814 at December 31, 1995. The maturity date of the Note has been extended to January 3, 1997, with all other terms and conditions of the Note remaining unchanged.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership generated net income of $55,132 and $115,616, compared to a net loss of $4,616 and net income of $29,375, for the corresponding periods in 1995. The improvement in 1996 is primarily attributable to an increase in operating revenues, partially offset by higher total operating expenses.

Operating revenues were $668,072 and $1,295,812, respectively, for the three and six months ended June 30, 1996, compared to $561,142 and $1,185,355 for the corresponding periods in 1995. The increase in operating revenues is primarily attributable to an increase in barge utilization during the first half of 1996.

Operating costs for the three and six months ended June 30, 1996 were $374,059 and $699,749, respectively, compared to $320,789 and $658,954, respectively, in 1995. The increases for both periods are mainly due to higher barge utilization in 1996.

Interest and miscellaneous income totaled $64,875 and $126,659, respectively, for the three and six months ended June 30, 1996, as compared to $54,987 and $102,386 for the corresponding periods in 1995. The increase is primarily attributable to an increase in interest income as a result of the Partnership maintaining a higher cash balance in 1996.


Part II        Other Information

Item 1         Legal Proceedings

               In March 1996, a purported class action suit on behalf of all Limited Partners was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in the New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.

Items 2-5      Not applicable.

Item 6         Exhibits and reports on Form 8-k.

               (a)  Exhibits -  None

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SEI II L.P.

                              BY:SEI II EQUIPMENT INC.
                                 General Partner




Date:  August 12, 1996    BY:/s/ Rocco F. Andriola
                                 President and Director




Date:  August 12, 1996    BY:/s/ Regina Hertl
                                 Vice President, Director and
                                 Chief Financial Officer