Form 10-Q
period 1996-09-30
SEI II L P
filed 1996-11-14
CIK 352849

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets                          At September 30,     At December 31,
                                                   1996                1995
Assets
Equipment, at cost                           $ 8,306,724         $8,306,724
Less:  accumulated depreciation               (4,928,649)        (4,679,447)
Equipment, net                                 3,378,075          3,627,277

Cash and cash equivalents                      5,374,605          4,238,441
Due from Equipment Manager                       387,421            673,652
Total Assets                                 $ 9,140,101        $ 8,539,370
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses       $    27,512        $    30,628
 Accrued interest expense due to affiliate     9,148,181          8,657,814
 Deferred interest payable to affiliate          512,854            512,854
 Due to General Partner                          689,556            671,201
 Note payable to affiliate                     7,839,000          7,839,000
  Total Liabilities                           18,217,103         17,711,497

Partners' Deficit:
 General Partner                                (252,960)          (253,911)
 Limited Partners (3,614 units outstanding)   (8,824,042)        (8,918,216)
  Total Partners' Deficit                     (9,077,002)        (9,172,127)
  Total Liabilities and Partners' Deficit    $ 9,140,101        $ 8,539,370





Statement of Partners' Deficit
For the nine months ended
September 30, 1996                     General       Limited
                                       Partner       Partners           Total
Balance at December 31, 1995         $(253,911)    $(8,918,216)     $(9,172,127)
Net income                                 951          94,174           95,125
Balance at September 30, 1996        $(252,960)    $(8,824,042)     $(9,077,002)


Statements of Operations
                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                     1996         1995       1996         1995
Revenues
Operating revenues                 $539,652    $822,808  $1,835,464  $2,008,163

Operating Expenses
Operating costs                     332,121     407,235   1,031,870   1,066,189
Depreciation                         83,068      83,068     249,202     249,202
Professional and other expenses 13,915 10,719 44,176 34,193 Equipment management fee
  Operators                          28,442      35,529      90,414      94,638
  General Partner                     5,397       8,228      18,355      20,082
Insurance                             4,211       4,211      12,633      12,633
  Total operating expenses          467,154     548,990   1,446,650   1,476,937

Income from operations               72,498     273,818     388,814     531,226
Other Income (Expense)
Interest and miscellaneous income    70,019      57,025     196,678     159,411
Interest expense                   (163,008)   (167,948)   (490,367)   (498,367)
  Total Other Expense               (92,989)   (110,923)   (293,689)   (338,956)

Net Income (Loss)                  $(20,491)   $162,895  $   95,125  $  192,270
Net Income (Loss) Allocated:
To the General Partner             $   (205)   $  1,629  $      951  $    1,923
To the Limited Partners             (20,286)    161,266      94,174     190,347
                                   $(20,491)   $162,895  $   95,125  $  192,270
Per limited partnership unit
(3,614 outstanding)                  ($5.61)     $44.62      $26.06      $52.67



Statements of Cash Flows
For the nine months ended September 30,                   1996         1995
Cash Flows From Operating Activities
Net income                                             $ 95,125     $192,270
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation expense                                   249,202      249,202
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Due from Equipment Manager                            286,231       (9,408)
  Accounts payable and accrued expenses                  (3,116)        (323)
  Accrued interest expense due to affiliate             490,367      498,367
  Due to general partner                                 18,355       20,082
Net cash provided by operating activities             1,136,164      950,190
Net increase in cash and cash equivalents             1,136,164      950,190
Cash and cash equivalents, beginning of period        4,238,441    2,931,466
Cash and cash equivalents, end of period             $5,374,605   $3,881,656

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, the statement of partners' deficit for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations for the three- month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Legal Proceedings
In March 1996, a purported class action suit on behalf of all limited partners of the Partnership was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's cash and cash equivalents balance totaled $5,374,605 at September 30, 1996, which represents an increase from the balance of $4,238,441 at December 31, 1995. The increase is due to net cash flow from operating activities.

At September 30, 1996, the amount due from the Partnership's equipment manager was $387,421, compared to $673,652 at December 31, 1995. The decrease is due to the timing of the receipt of net revenue from the equipment manager.

On May 30, 1986, the Partnership successfully restructured its long-term debt. Buttonwood Leasing Corporation (the "Purchaser"), an affiliate of the General Partner, purchased from the Partnership's lenders the Promissory Note (the "Note") originally executed by the Partnership in favor of the lenders and which was dated December 9, 1981. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.25% at September 30, 1996. No interest was paid relating to the Note for the nine-month period ended September 30, 1996 and, as a result, the Partnership's accrued interest expense due to affiliate increased to $9,148,181 at September 30, 1996, compared to $8,657,814 at December 31, 1995. The maturity date of the Note has been extended to January 3, 1997, with all other terms and conditions of the Note remaining unchanged.

Results of Operations

For the three-month and nine-month periods ended September 30, 1996, the Partnership generated a net loss of $20,491 and net income of $95,125, respectively, compared to net income of $162,895 and $192,270, for the corresponding periods in 1995. The change from net income to net loss for the three-month period in 1996 and the lower net income for the nine-month period in 1996 are primarily attributable to a decline in operating revenue for the three-month and nine-month periods ended September 30, 1996.

Operating revenues were $539,652 and $1,835,464, respectively, for the three-month and nine-month periods ended September 30, 1996, compared to $822,808 and $2,008,163 for the corresponding periods in 1995. The decrease in operating revenues is primarily attributable to a decrease in the average barge revenue rate during the three-month period ended September 30, 1996. For the three-month period ended September 30, 1996, conditions for barge traffic slowed due to a smaller 1995 harvest. In addition, larger exports of corn and soybean in prior quarters reduced the quantity of goods available for transport in the third quarter. The reduced demand depressed the average barge revenue rate, and consequently, operating revenues were lower for the three-month period ended September 30, 1996, when compared to the corresponding period in 1995.

Operating costs for the three-month and nine-month periods ended September 30, 1996 were $332,121 and $1,031,870, respectively, compared to $407,235 and $1,066,189, respectively, in 1995. The decreases for both periods are mainly due to lower towing rates during the three-month period in 1996. Total operating expenses, as a percentage of total operating revenues, were higher in 1996 due to increased cleaning costs, which are incurred at the end of each voyage, and higher harbor costs which include fleet and switching expenses.

Interest and miscellaneous income totaled $70,019 and $196,678, respectively, for the three-month and nine-month periods ended September 30, 1996, as compared to $57,025 and $159,411 for the corresponding periods in 1995. The increase is primarily attributable to an increase in interest income as a result of the Partnership maintaining a higher cash balance in 1996.


Part II   Other Information

Item 1    Legal Proceedings

          In March 1996, a purported class action suit on behalf of all limited partners of the Partnership was brought against the Partnership, Lehman Brothers Inc., Smith Barney Holdings Inc., and a number of other limited partnerships in the New York State Supreme Court. The complaint alleges claims of common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty and breach of the implied covenant of good faith and fair dealing. The defendants intend to defend the action vigorously.

Items 2-5      Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -  None

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SEI II L.P.

                           BY:  SEI II EQUIPMENT INC.
                                General Partner



Date:  November 13, 1996   BY:  /s/ Rocco F. Andriola
                                President and Director



Date:  November 13, 1996   BY:  /s/ Regina Hertl
                                Vice President, Director and
                                Chief Financial Officer