Form 10-K
period 1996-12-31
SEI II L P
filed 1997-03-28
CIK 352849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1996

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

3 World Financial Center, 29th Floor
New York, NY  Attn.:  Andre Anderson           10285
Address of principal executive offices        zip code

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

Commencing January 1, 1993, the General Partner engaged a new marine equipment operator, Midwest Marine Management Company ("Midwest Marine"), to manage the Partnership's barge fleet, pursuant to the terms of a Management Agreement. The Management Agreement expired December 31, 1996, but was renewed at maturity, as provided for under the terms of the Management Agreement. The Management Agreement now expires December 31, 1997.

(b)  Financial information about industry segments

As of December 31, 1996, the Partnership's business consisted of one segment, the investment in a fleet of 25 covered hopper river barges. With the exception of such services as are provided by the Partnership to users of its equipment, the Partnership does not engage in sales of goods or services.

(c)  Narrative description of business

See Paragraphs (a) and (b) above and Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of
Operations."

(d)  Employees

The Partnership has no employees.

Item 2.  Properties

During the period ended December 31, 1982, the Partnership acquired various items of equipment which together constitute the Partnership's entire equipment portfolio. No equipment purchases were made subsequent to December 31, 1982, nor does the Partnership expect that it will acquire any additional equipment. All of the equipment has been pledged as collateral under the credit agreement described in Note 4 to the Partnership's financial statements. Commencing in 1987, the Partnership sold the following assets: two 2 offshore supply vessels, a drilling rig, and 82 railcars, with the proceeds being used to repay Partnership debt. The Partnership currently owns 25 covered river hopper barges which are engaged in the intercoastal waterway transportation of goods.

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

(b)  Holders

The number of holders of Interests as of December 31, 1996 was 1,442.

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

Years Ended December 31,   1996        1995        1994        1993        1992
Operating revenues   $2,579,822  $2,892,077  $1,852,384  $1,710,410  $2,268,236
Income from operations  592,153     882,829     383,191      64,416     246,662
Interest and
 miscellaneous income   271,734     220,098      93,874      61,143      59,164
Other income                --          --          --          --          --
Interest expense       (653,375)   (692,302)   (547,495)   (470,340)   (489,937)
Net Income (Loss)       210,512     410,625     (70,430)   (344,781)   (184,111)
Net Income (Loss)
 Per Interest             57.67      112.48      (19.29)     (94.45)     (50.43)
Total Assets at
 Period-End           9,432,600   8,539,370   7,413,095   6,919,509   6,888,038
Long-term Debt at
 Period-End           7,839,000   7,839,000   7,839,000   7,839,000   7,839,000
Accrued interest expense
 due to affiliate     9,311,189   8,657,814   7,965,512   7,418,017   6,947,677


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources

The interest rate of the Partnership's note payable obligation (the "Note") was 8.25% at December 31, 1996, compared to 8.75% at December 31, 1995. No interest was paid relating to the Note for the 12 months ended December 31, 1996, and, as a result, the Partnership's accrued and deferred interest increased to $9,824,043 at December 31, 1996, compared to $9,170,668 at
December 31, 1995. Accrued and deferred interest is payable at maturity of the Note. The Note had a maturity date of January 3, 1997, and on that date the amount of accrued and unpaid interest on the Note was $9,829,360. On January 3, 1997, the maturity date of the Note was extended until January 2, 1998, or the date on which the Partnership sells the barges, and the terms of the Note were modified as described below.

On January 3, 1997, the Partnership entered into a First Amended and Restated Credit Note ("Amended Note") with Buttonwood Leasing
Corporation. At that time, a principal payment of $5,500,000 was made by the Partnership reducing the principal amount from $7,839,000 to $2,339,000.

In accordance with the Amended Note, the Partnership is required to pay quarterly installments of principal only on April 1, 1997, July 1, 1997, and October 1, 1997 (each a "Payment Date") in an amount equal to the amount of interest accrued on the unpaid principal balance from the later of January 3, 1997 or the immediately preceding Payment Date. In addition, the Partnership is required to pay interest on the unpaid principal balance on the Amended Note at maturity. Interest on the outstanding principal balance of the Amended Note shall be computed using simple interest at a rate equal to the Prime Rate as charged by Bank America Illinois.

In addition to the quarterly principal installments, the Partnership is required to make a cash sweep payment, which is applied to principal, on or before the 60th day after the end of each calendar quarter commencing March 31, 1997. The amount of each cash sweep payment will be equal to 90% of Net Operating Income (as defined in the Amended Note) minus the scheduled principal installments paid on any debt permitted by Section 9(c) of the Credit Agreement (as defined in the Amended Note) for the immediately preceding calendar quarter of the Partnership.

During 1996, the Partnership's fleet of 25 covered hopper river barges continued to operate on the inland waterways of the United States. Although Partnership operations in the first half of 1996 were relatively stronger than usual due to the lingering effects of an abundant harvest in 1994, conditions for barge traffic deteriorated in the second half of the year as a result of a comparatively smaller 1995 harvest. Because the crops harvested in one year are typically shipped in the following year, the smaller 1995 harvest did not impact the Partnership's operations until 1996. Additionally, many farmers had shipped all of their previously held crop inventories by mid-1996, further reducing the quantity of goods available for shipment in the third and fourth quarters of last year. These factors decreased the demand for barges and led to intensified competition among barge owners and, consequently, lower barge revenue rates in the second half of 1996. As a result, Partnership operating revenues and net income were lower than the year before. Although last year's harvest was relatively strong, it is anticipated that it will not likely be transported until mid-1997, after farmers have replenished their depleted crop inventories. The General Partner is currently exploring the potential of commencing efforts to sell the Partnership's barge fleet during 1997. The ability to sell, however, will be dictated by market conditions and there can be no assurance that a sale will occur. Furthermore, it is highly unlikely that the barges will be sold for an amount which is equal to or in excess of the Partnership's existing indebtedness.

The Partnership's cash and cash equivalents balance totaled $5,703,859 at December 31, 1996, compared to $4,238,441 at
December 31, 1995. The increase is primarily due to cash flow provided by operating activities. At December 31, 1996, the amount due from the Partnership's equipment manager was $425,549, compared to $673,652 at December 31, 1995. The decrease is primarily due to the timing of the distributions of net revenues from the equipment manager.

(b)  Results of Operations

1996 versus 1995
For the year ended December 31, 1996, the Partnership generated net income of $210,512, compared to $410,625 for the year ended
December 31, 1995. The decrease in net income is mainly the result of lower operating revenues.

Operating revenues for the year ended December 31, 1996 totaled
$2,579,822, compared to $2,892,077 for the year ended
December 31, 1995. The decrease in operating revenues was primarily attributable to a decrease in the average barge revenue rate during the latter half of 1996.

Interest and miscellaneous income was $271,734 for the year ended
December 31, 1996, compared to $220,098 for the year ended
December 31, 1995. The increase is mainly due to an increase in interest income due to a higher cash balance invested.

Operating costs decreased slightly to $1,438,584 for the year ended December 31, 1996, compared to $1,454,871 for the year ended December 31, 1995. Interest expense for the year ended December 31, 1996 was $653,375 compared with $692,302 for the year ended December 31, 1995. The reduction is due to a decrease in the prime rate charged on the outstanding principal amount of the Note.

1995 versus 1994
For the year ended December 31, 1995, the Partnership generated net income of $410,625, compared to a net loss of $70,430 for the year ended December 31, 1994. The difference is primarily attributable to increased operating revenues.

Operating revenues for the year ended December 31, 1995 totaled $2,892,077, compared to $1,852,384 for the year ended
December 31, 1994. The increase is primarily attributable to an increase in barge utilization. The record harvest of soybeans in 1994 positively impacted revenue during 1995 as there was a greater quantity of goods to transport. Strong U.S. exports in 1995 also contributed to increased barge utilization. Furthermore, revenues were lower than usual in 1994 as a result of the 1993 floods which damaged crops and reduced utilization.

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

Interest expense for the year ended December 31, 1995 totaled to $692,302 compared with $547,495 for the year ended
December 31, 1994. The increase is due to an increase in the prime rate charged on the outstanding principal amount of the Note.


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

The following is a brief description of the directors and executive officers of the General Partner:

          Name                Office
          Rocco F. Andriola   President and Director
          Regina M. Hertl     Vice President and Chief Financial Officer
          Michael T. Marron   Vice President

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr.
Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton
& Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Regina M. Hertl, 38, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Michael T. Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a)  Security ownership of certain beneficial owners

No person (including any "group" as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Interests as of December 31, 1996.

(b)  Security ownership of management

Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. An affiliate of the General Partner owns 22 interests and shares in the profits, losses and distributions of the Partnership.

(c)  Changes in Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to a Management Agreement dated June 25, 1981 between the Partnership and the General Partner, the General Partner is entitled to receive equipment management fees for services rendered in the management of equipment owned by the Partnership. The amount of the equipment management fees charged is the lesser of (i) the aggregate of amounts customarily charged by third parties for similar services or (ii) 5% of annual gross revenues, however, in the event the General Partner subcontracts to third parties for services to be rendered in the management of the equipment, any management fee paid to a third party will reduce the fee otherwise earned by the General Partner, but not below 1% of gross revenues. For the year ended December 31, 1996, equipment management fees aggregating $149,771 were expensed by the Partnership. Of this amount, $123,973 was due or paid by the Partnership to an independent, third-party operator, and $25,798 was earned by the General Partner. The fee as earned by the General Partner added to uncollected fees for prior years and, as of December 31, 1996, $696,999 remains to be paid to the General Partner. In accordance with the Partnership Agreement, the General Partner has deferred its rights to receive such fees until such time as the Partnership is in a position to make cash distributions to all partners.

The General Partner is also entitled to receive, for services rendered, a Partnership management fee equal to 5% of cash distributions from operations. Such services relate to decision-making as to the terms of acquisitions and dispositions of equipment, selecting, retaining and supervising consultants, engineers, lenders and others, maintaining the books and records of the Partnership and otherwise generally managing the day-to-day operations of the Partnership. The Partnership management fees are payable at the same time as, but only if and when, cash distributions from operations are paid to the limited partners. Partnership management fees are in addition to all other fees, commissions or compensation paid or permitted to be paid to the General Partner or its affiliates. For the year ended December 31, 1996, no Partnership management fees were paid to the General Partner.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. For additional information regarding fees paid and reimbursed to the General Partner or its affiliates during 1996, 1995 and 1994, see
Note 4 to the Financial Statements in Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1)  Financial statements:

                           SEI II L.P.
                  INDEX TO FINANCIAL STATEMENTS
                                                                 Page
                                                                Number
   Balance Sheets at December 31, 1996 and 1995                  F-1
   Statements of Partners' Deficit for the years ended
   December 31, 1996, 1995 and 1994                              F-1
   Statements of Operations for the years ended December 31,
   1996, 1995, and 1994                                          F-2
   Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994                                           F-2
   Notes to the Financial Statements                             F-3
   Report of Independent Public Accountants                      F-7

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

 10.4    First Amended and Restated Credit Agreement between SEI
     2 L.P. and Buttonwood Leasing Corporation dated January 3, 1997.

 10.5    First Amended and Restated Credit Note between SEI 2
     L.P. and Buttonwood Leasing Corporation dated January 3, 1997.

 27.0    Financial Data Schedule.

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


                    SEI II L.P.

                    BY:       SEI II EQUIPMENT INC.
                              General Partner



Date: March 27, 1997   BY:  /s/ Rocco F. Andriola
                     Name:      Rocco F. Andriola
                    Title:      President and Director



Date: March 27, 1997   BY:  /s/ Regina Hertl
                     Name:      Regina Hertl
                    Title:      Vice President and Chief Financial Officer



Date: March 27, 1997   BY:  /s/ Michael T. Marron
                     Name:      Michael T. Marron
                    Title:      Vice President


Balance Sheets                              At December 31,   At December 31,
                                                      1996              1995
Assets
Property:
 Equipment                                     $ 8,306,724        $8,306,724
 Less accumulated depreciation                  (5,011,716)       (4,679,447)
 Net Equipment                                   3,295,008         3,627,277

Cash and cash equivalents                        5,703,859         4,238,441
Due from equipment manager                         425,549           673,652
Other assets                                         8,184                --
  Total Assets                                 $ 9,432,600        $8,539,370
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses         $    34,173        $   30,628
 Accrued interest expense due to affiliate       9,311,189         8,657,814
 Deferred interest payable to affiliate            512,854           512,854
 Due to General Partner                            696,999           671,201
 Note payable to affiliate                       7,839,000         7,839,000
  Total Liabilities                             18,394,215        17,711,497
Partners' Deficit:
 General Partner                                  (251,806)         (253,911)
 Limited Partners (3,614 units outstanding)     (8,709,809)       (8,918,216)
  Total Partners' Deficit                       (8,961,615)       (9,172,127)
  Total Liabilities and Partners' Deficit       $9,432,600        $8,539,370




Statements of Partners' Deficit
For the years ended December 31, 1996, 1995 and 1994
                                      General      Limited
                                      Partner      Partners         Total
Balance at December 31, 1993       $(257,313)   $(9,255,009)    $(9,512,322)
Net Loss                                (704)       (69,726)        (70,430)
Balance at December 31, 1994        (258,017)    (9,324,735)     (9,582,752)
Net Income                             4,106        406,519         410,625
Balance at December 31, 1995        (253,911)    (8,918,216)     (9,172,127)
Net Income                             2,105        208,407         210,512
Balance at December 31, 1996       $(251,806)   $(8,709,809)    $(8,961,615)



Statements of Operations
For the years ended December 31,         1996         1995         1994
Revenues
Operating revenues                   $2,579,822   $2,892,077   $1,852,384
Operating Expenses
Operating costs                       1,438,584    1,454,871      949,093
Depreciation                            332,269      332,269      332,269
Professional and other expenses          50,201       44,660       48,422
Equipment management fee -
  Operators                             123,973      131,683      105,558
  General Partner                        25,798       28,921       18,524
Insurance                                16,844       16,844       15,327
  Total Operating Expenses            1,987,669    2,009,248    1,469,193
Income from operations                  592,153      882,829      383,191
Other Income (Expense):
Interest and miscellaneous income       271,734      220,098       93,874
Interest expense                       (653,375)    (692,302)    (547,495)
  Total Other Expense                  (381,641)    (472,204)    (453,621)
  Net Income (Loss)                  $  210,512   $  410,625   $  (70,430)
Net Income (Loss) Allocated:
To the General Partner               $    2,105   $    4,106   $     (704)
To the Limited Partners                 208,407      406,519      (69,726)
                                     $  210,512   $  410,625   $  (70,430)
Per limited partnership unit
(3,614 outstanding)                      $57.67      $112.48      $(19.29)




Statements of Cash Flows
For the years ended December 31,                     1996       1995       1994
Cash Flows From Operating Activities
Net Income (Loss)                                $210,512   $410,625   $(70,430)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation                                     332,269    332,269    332,269
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities
  Due from equipment manager                      248,103   (151,569)  (162,238)
  Other assets                                     (8,184)        --        --
  Accounts payable and accrued expenses             3,545     (5,573)    (2,003)
  Accrued interest expense due to affiliate       653,375    692,302    547,495
  Due to General Partner                           25,798     28,921     18,524
Net cash provided by operating activities       1,465,418  1,306,975    663,617
Net increase in cash and cash equivalents       1,465,418  1,306,975    663,617
Cash and cash equivalents,
 beginning of period                            4,238,441  2,931,466  2,267,849
Cash and cash equivalents,
 end of period                                 $5,703,859 $4,238,441 $2,931,466


Notes to the Financial Statements
December 31, 1996, 1995 and 1994

1. Organization
SEI II L.P. (the "Partnership") was organized under the
Partnership Act of the State of New York on April 6, 1981. The term of the Partnership will continue through December 31, 2011, unless terminated and dissolved sooner pursuant to the Partnership Agreement.

The general partner is SEI II Equipment Inc. (the "General Partner"), formerly Shearson Equipment Management Corp., an affiliate of Lehman Brothers Inc. On July 31, 1993, certain of Shearson Lehman Brothers Inc.'s domestic retail brokerage and management businesses were sold to Smith Barney, Harris Upham & Co. Inc. Included in the purchase was the name "Shearson." Consequently, the General Partner's name was changed to SEI II Equipment Inc. to delete any reference to "Shearson."

The Partnership's business consists of one segment, the investment in a fleet of 25 covered hopper river barges which are engaged in the intercoastal waterway transportation of goods.
With the exception of such services as are provided by the Partnership to users of its equipment, the Partnership does not engage in the sales of goods or services.

Upon formation of the Partnership, an affiliate of the General Partner contributed $1,000 and purchased 22 partner units for $100,650. The initial Limited Partners contributed $18,300 for four partner units. An additional 3,588 limited partnership units were then sold at a price of $5,000 per unit. The offering
was completed as of October 2, 1981.   As of that date, there
were 3,614 interests outstanding, (including 22 interests purchased by an affiliate of the General Partner and two interests each purchased by the two initial limited partners) which represent aggregate capital contributions to the Partnership of $18,059,950.

The General Partner has entered into an agreement with an independent equipment manager for the operation of the Partnership's equipment. The results of such operations are reported to the General Partner by the independent equipment manager and have been reflected in the accompanying financial statements.

2. Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized as earned and expenses are recorded as obligations are incurred.

Equipment Manager - On January 1, 1993, the Partnership transferred management of its assets to a new equipment manager, Midwest
Marine Management Company ("Midwest Marine"). Midwest Marine operates the barge fleet and provides for pooling of all owners' assets. Due to this pooling, the Partnership is entitled to a proportion of the pooled net revenues; therefore, the Partnership does not record operating assets or liabilities other than the balance due from Midwest Marine.

Equipment and Depreciation - The equipment balance at December 31, 1996 and 1995 consisted of 25 covered hopper river barges, stated at cost. Depreciation for financial reporting purposes is computed on a straight-line basis over the estimated useful lives of 25 years.

Accounting for Impairment - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 in the fourth quarter of 1995.

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments with maturities of three months or less from the date of purchase. The carrying amount approximates fair value because of the short maturity of these investments. Concentration of Credit Risk Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institution's insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Income Taxes - No provision for income taxes has been made in the accompanying financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Partnership Allocations

The Partnership Agreement substantially provides for the following:

Distribution of Partnership Funds - Net cash from operations shall be distributed at the discretion of the General Partner, 99% to the Limited Partners and 1% to the General Partner.

Cash from sales or refinancings shall be allocated and paid first to all partners until the amount of all distributions received by them equals their positive capital account balances. Any balance will be allocated to the Limited Partners until the cumulative amount of distributions made to them equals their Original Invested Capital plus a cumulative 10% per annum return as defined. Thereafter, cash will be distributed 85% to the Limited Partners and 15% to the General Partner. The cumulative amount of distributions to date does not exceed the required distributions as of December 31, 1996.

Cash distributions to the partners are presently prohibited by the amended credit agreement with the Partnership's lender (Note
4). No cash distributions have been made by the General Partner since the third quarter of 1982.

Allocation of Income and Losses - All operating profits and losses and losses from sales or refinancings shall be allocated 1% to the General Partner and 99% to the Limited Partners. Profits from sales or refinancings shall be allocated to the General Partner based on the greater of either 1% of such profits or the amount distributable to the General Partner, as defined in the Partnership Agreement. Any remaining profits shall be allocated to the Limited Partners.

4. Related Party Transactions

General Partner Fees - The Partnership Agreement specifies that the General Partner will receive (a) an equipment management fee in an amount that will not exceed 5% of the annual gross revenues of all equipment owned by the Partnership; (b) in the event the General Partner subcontracts to third parties for services to be rendered in the management of the equipment, any management fee paid to a third party will reduce the fee otherwise earned by the General Partner, but not below 1% of gross revenues. As of December 31, 1996, $696,999 in equipment management fees earned by the General Partner remains to be paid to the General Partner. In accordance with the Partnership Agreement, the General Partner has deferred its rights to receive such fees until such time as the Partnership is in a position to make cash distributions to all partners.

Cash and Cash Equivalents - Cash and cash equivalents reflected on the Partnership's balance sheet at December 31, 1995 were on deposit with an affiliate of the General Partner. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

Long-term Debt - On May 30, 1986, the Partnership restructured its long-term debt which had been in default since June 1985. Buttonwood Leasing Corporation (the "Purchaser"), which is a corporation affiliated with the General Partner, purchased from the Partnership's lenders (the "Banks") the Promissory Note dated December 9, 1981 (the "Note") originally executed by the Partnership in favor of the Banks. The Purchaser agreed to waive enforcement of certain financial covenants contained in the loan documentation, covenants of which the Partnership was not in compliance. Subsequent to the Note purchase, the Purchaser entered into an understanding with the Partnership on the following terms and conditions. First, the principal amount of the loan would remain the same. Second, interest would be charged on the outstanding principal amount of the Note at a rate equal to the prime rate charged by Bank America Illinois, formerly Continental Illinois National Bank, which was 8.25% at December 31, 1996, 8.75% at December 31, 1995 and 7.75% at
December 31, 1994. Accrued and deferred interest is payable at maturity of the Note. The Note had a maturity date of January 3, 1997, and on that date the amount of accrued and unpaid interest on the Note was $9,829,360.

On January 3, 1997, the Partnership entered into a First Amended and Restated Credit Note ("Amended Note") with Buttonwood Leasing Corporation which extended the maturity date of the Note from January 3, 1997 to the earlier of January 2, 1998, or the date on which the Partnership sells the barges. At that time, a principal payment of $5,500,000 was made on the Note, reducing the principal amount from $7,839,000 to $2,339,000.

In accordance with the Amended Note, the Partnership is required to pay quarterly installments of principal only on April 1, 1997, July 1, 1997, and October 1, 1997 (each a "Payment Date") in an amount equal to the amount of interest accrued on the unpaid principal balance from the later of January 3, 1997 or the immediately preceding Payment Date. In addition, the Partnership is required to pay interest on the unpaid principal balance at maturity on January 2, 1998. Interest on the outstanding principal balance of the Amended Note shall be computed using simple interest at a rate equal to the Prime Rate as charged by Bank America Illinois.

In addition to the quarterly principal installments, the Partnership is required to make a cash sweep payment, which is applied to principal, on or before the 60th day after the end of each calendar quarter commencing March 31, 1997. The amount of each cash sweep payment will be equal to 90% of Net Operating Income (as defined in the Amended Note) minus the scheduled principal installments paid on any debt permitted by Section 9(c) of the Credit Agreement (as defined in the Amended Note) for the immediately preceding calendar quarter of the Partnership.

The fair market value of the Amended Note is substantially less than its carrying amount. It is not practicable for the Partnership to estimate the fair value of this financial instrument as no quoted market price exists and the cost of obtaining an independent valuation appears excessive to the Partnership.

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

6. Reconciliation of Differences between Financial Statements and the Partnership's Tax Return

Net income, as reported in 1996                             $    210,512
   Adjustments-
    Depreciation differential between the Accelerated
      Cost Recovery System (ACRS) and depreciation
      for financial reporting                                    332,269
    Increase in accrued operating expenses                         3,545
    Management fee expense                                        25,798
    Increase in accrued interest expense
      due to affiliate                                           653,375

      Total adjustments                                        1,014,987

Net income per the Partnership's 1996 tax return             $ 1,225,499

Net income allocation:

Limited Partners (3,614 interests)                           $ 1,213,244
General Partner                                                   12,255
                                                             $ 1,225,499

Per Limited Partnership interest                                 $335.71

Partners' deficit, as reported December 31, 1996             $(8,961,615)
    Adjustments, as above                                      1,014,987
    Adjustments, prior years                                   6,245,235
    Syndication expenses                                       1,740,961

Partners' deficit, per the Partnership's 1996 tax return     $    39,568



The partners' deficit reported on the Partnership's tax return is allocable to the partners as follows:

Limited Partners (3,614 interests)                           $  (159,695)
General Partner                                                  199,263
                                                             $    39,568


The Partnership's tax returns and the amounts of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if an adjustment in the Partnership's income or loss is ultimately sustained by the taxing authorities.



            Report of Independent Public Accountants


To the Partners of
SEI II L.P.:

We have audited the accompanying statements of financial condition of SEI II L.P. (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI II L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 7, 1997