Form 10-Q
period 1997-03-31
SEI II L P
filed 1997-05-15
CIK 352849

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
   X      Quarterly Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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

                       Yes    X    No ____


Balance Sheets                                  At March 31,  At December 31,
                                                       1997           1996
Assets
Property:
 Equipment                                      $    --         $8,306,724
 Less accumulated depreciation                       --         (5,011,716)
 Net equipment                                       --          3,295,008

Equipment held for sale                          3,211,941
Cash and cash equivalents                          352,631      5,703,859
Due from equipment manager                         406,300        425,549
Other assets, net of accumulated
 amortization of $7,596 in 1997                     22,787          8,184
  Total Assets                                  $3,993,659     $9,432,600

Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses          $   41,596       $ 34,173
 Accrued interest expense due to affiliate       9,875,450      9,824,043
 Due to General Partner                            701,950        696,999
 Note payable to affiliate                       2,339,000      7,839,000
  Total Liabilities                             12,957,996     18,394,215
Partners' Deficit:
 General Partner                                  (251,833)      (251,806)
 Limited Partners (3,614 units outstanding)     (8,712,504)    (8,709,809)
  Total Partners' Deficit                       (8,964,337)    (8,961,615)
  Total Liabilities and Partners' Deficit       $3,993,659     $9,432,600



Statement of Partners' Deficit
For the three months ended March 31, 1997
                                  General       Limited
                                  Partner       Partners          Total
Balance at December 31, 1996    $(251,806)   $(8,709,809)    $(8,961,615)
Net Loss                              (27)        (2,695)         (2,722)
Balance at March 31, 1997       $(251,833)   $(8,712,504)    $(8,964,337)



Statements of Operations
For the three months ended March 31,          1997           1996
Revenues
Operating revenues                         $495,070       $627,740
Operating Expenses
Operating costs                             295,606        325,690
Depreciation and amortization                90,663         83,067
Professional and other expenses              29,883         13,184
Equipment management fee -
 Operators                                   27,002         30,489
 General Partner                              4,951          6,277
Insurance                                     4,211          4,211
  Total Operating Expenses                  452,316        462,918
Income from Operations                       42,754        164,822
Other Income (Expense)
Interest and miscellaneous income             5,931         61,784
Interest expense                            (51,407)      (166,122)
  Total Other Expense                       (45,476)      (104,338)
  Net Income (Loss)                        $ (2,722)       $60,484
Net Income (Loss) Allocated:
To the General Partner                     $    (27)      $    605
To the Limited Partners                      (2,695)        59,879
                                           $ (2,722)      $ 60,484
Per limited partnership unit
(3,614 outstanding)                           $(.75)        $16.57



Statements of Cash Flows
For the three months ended March 31,                          1997        1996
Cash Flows From Operating Activities
Net Income (Loss)                                       $   (2,722)  $   60,484
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
 Depreciation                                               83,067       83,067
 Amortization                                                7,596         --
Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Due from equipment manager                                19,249      305,155
  Accounts payable and accrued expenses                      7,423       (2,125)
  Accrued interest expense due to affiliate                 51,407      166,122
  Due to General Partner                                     4,951        6,277
Net cash provided by operating activities                  170,971      618,980
Cash Flow From Financing Activities
  Payment of principal on note payable to affiliate     (5,500,000)        --
  Loan closing costs                                       (22,199)        --
Net cash used for financing activities                  (5,522,199)        --
Net increase (decrease) in cash and cash equivalents    (5,351,228)     618,980
Cash and cash equivalents, beginning of period           5,703,859    4,238,441
Cash and cash equivalents, end of period                $  352,631   $4,857,421


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of changes in partners' deficit for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources
On January 3, 1997, the Partnership entered into a First Amended and Restated Credit Note ("Amended Note") with Buttonwood Leasing Corporation. At that time, a principal payment of $5,500,000 was made by the Partnership reducing the outstanding principal balance from $7,839,000 to $2,339,000, and the maturity date of the Note was extended until January 2, 1998, or the date on which the Partnership sells the barges.

In accordance with the Amended Note, the Partnership is required to pay quarterly installments of principal only on April 1, 1997, July 1, 1997, and October 1, 1997 (each a "Payment Date") in an amount equal to the amount of interest accrued on the unpaid principal balance from the later of January 3, 1997 or the immediately preceding Payment Date. In addition, the Partnership is required to pay interest on the unpaid principal balance on the Amended Note at maturity. Interest on the outstanding principal balance of the Amended Note is computed using simple interest at a rate equal to the Prime Rate as charged by Bank America Illinois. At March 31, 1997, the interest rate was 8.50% compared to 8.25% at December 31, 1996 and 8.25% at March 31, 1996.

In addition to the quarterly principal installments, the Partnership is required to make quarterly cash sweep payments, which are applied to principal, on or before the 60th day after the end of each calendar quarter commencing March 31, 1997. The amount of each cash sweep payment will be equal to 90% of Net Operating Income (as defined in the Amended Note) minus the scheduled principal installments paid on any debt for the immediately preceding calendar quarter of the Partnership.

The Partnership's fleet of 25 covered hopper river barges continue to operate primarily on the Mississippi and Illinois Rivers. The barges haul various types of agricultural products, primarily corn and soybean, in a southbound direction, and steel, fertilizers and animal feed in a northbound direction. Operating revenues declined in the first quarter of 1997 as compared with the corresponding period last year since there were less crops available for shipment. The decreased demand for barges resulted in lower barge rental rates during the first quarter. Although the 1996 harvest was relatively strong, it is anticipated that it will not likely be transported until mid-to-late 1997, after farmers have replenished their depleted crop inventories.

In the first quarter of 1997, the General Partner began efforts to sell the Partnership's barge fleet. Consequently, at March 31, 1997, the barges were reclassified on the balance sheet as equipment held for sale. The Partnership's ability to sell the barges, however, will be dictated by market conditions and there can be no assurance that a sale will occur. Furthermore, it is highly unlikely that the barges will be sold for an amount which is equal to or in excess of the Partnership's existing indebtedness. In view of the foregoing, the Partnership initiated negotiations with its lender, Buttonwood Leasing Corporation, which have resulted in an agreement in principle whereby the Partnership, as an inducement for it to proceed with the marketing of the barges for sale, will receive a disposition fee equal to 5% of the gross sales proceeds.

The Partnership's cash and cash equivalents balance totaled $352,631 at March 31, 1997, compared to $5,703,859 at December 31, 1996. The decrease is due to the $5.5 million principal payment on the Partnership's note payable obligation paid on January 3, 1997.

At March 31, 1997, other assets were $22,787, compared to $8,184 at December 31, 1996. The increase is mainly due to legal costs related to the January 3, 1997 restructuring of the Partnership's note payable obligation which will be amortized over one year.

Accounts payable and accrued expenses were $41,596 at March 31, 1997, compared to $34,173 at December 31, 1996. The increase is the result of higher professional and other expenses discussed below.

Results of Operations
For the three months ended March 31, 1997, the Partnership generated a net loss of $2,722, compared to net income of $60,484 for the corresponding period in 1996. The change from net income to net loss is primarily attributable to lower operating revenues and lower interest and miscellaneous income, which were partially offset by lower total operating expenses and interest expense.

Operating revenues were $495,070 and $627,740 for the three-month periods ended March 31, 1997 and 1996, respectively. The decrease in operating revenues is primarily attributable to a lower average barge revenue rate during the first quarter of 1997 due to the decreased demand for barge shipping.

For the three months ended March 31, 1997, operating costs were $295,606, compared to $325,690 for the comparable 1996 period. Professional and other expenses were $29,883 and $13,184, for the three-month periods ended March 31, 1997 and 1996, respectively. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. Equipment management fee was $31,953 for the three-month period ended March 31, 1997 compared to $36,766 for the same period in 1996. Management fees are a function of net revenue. The decrease is the result of lower net revenues in the 1997 period.

Interest and miscellaneous income totaled $5,931 for the three months ended March 31, 1997, compared to $61,784 for the corresponding period in 1996. The decrease is primarily attributable to lower interest income as a result of a lower cash balance in 1997.

Interest expense declined from $166,122 for the three months ended March 31, 1996 to $51,407 for the same period in 1997 due to a lower outstanding principal balance on the Amended Note as a result of the $5,500,000 principal payment made on January 3, 1997.


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

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-k.

          (a)  Exhibits -  None

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SEI II L.P.

                    BY:  SEI II EQUIPMENT INC.
                         General Partner




Date:  May 14, 1997 BY:  /s/ Rocco F. Andriola
                         President and Director


Date:  May 14, 1997 BY:  /s/ Regina Hertl
                         Vice President and Chief Financial Officer