Form 10-Q
period 1997-06-30
SEI II L P
filed 1997-08-14
CIK 352849

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 02-72177


                                  SEI II L.P.
              Exact Name of Registrant as Specified in its Charter


           New York                                       13-3064636
State or Other Jurisdiction                             I.R.S. Employer
of Incorporation or Organization                       Identification No.


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


Balance Sheets                               At June 30,    At December 31,
                                                   1997               1996
Assets
 Equipment                                   $      ---        $ 8,306,724
 Less accumulated depreciation                      ---         (5,011,716)
 Net equipment                                      ---          3,295,008

Equipment held for sale                       3,211,941                ---
Cash and cash equivalents                       443,071          5,703,859
Due from equipment manager                      213,629            425,549
Due from affiliate                               12,233                ---
Other assets, net of accumulated amortization
 of $15,192 in 1997                              15,192              8,184
  Total Assets                              $ 3,896,066        $ 9,432,600
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses      $    36,495        $    34,173
 Accrued interest expense due to affiliate    9,923,711          9,824,043
 Due to General Partner                         706,453            696,999
 Note payable to affiliate                    2,200,496          7,839,000
  Total Liabilities                          12,867,155         18,394,215
Partners' Deficit:
 General Partner                               (251,901)          (251,806)
 Limited Partners (3,614 units outstanding)  (8,719,188)        (8,709,809)
  Total Partners' Deficit                    (8,971,089)        (8,961,615)
  Total Liabilities and Partners' Deficit   $ 3,896,066        $ 9,432,600



Statement of Partners' Deficit
For the six months ended June 30, 1997  General        Limited
                                        Partner       Partners          Total
Balance at December 31, 1996          $(251,806)   $(8,709,809)   $(8,961,615)
Net loss                                    (95)        (9,379)        (9,474)
Balance at June 30, 1997              $(251,901)   $(8,719,188)   $(8,971,089)



Statements of Operations               Three months             Six months
                                      ended June 30,           ended June 30,
                                     1997        1996        1997         1996
Revenues
Operating revenues             $  450,281  $  668,072  $  945,351   $1,295,812
Operating Expenses
Operating costs                   338,908     374,059     634,514      699,749
Depreciation and amortization       7,596      83,067      98,259      166,134
Professional and other expenses    33,846      17,077      63,729       30,261
Equipment management fee -
 Operators                         26,317      31,483      53,319       61,972
 General Partner                    4,502       6,681       9,453       12,958
Insurance                           4,211       4,211       8,422        8,422
  Total operating expenses        415,380     516,578     867,696      979,496
Income from operations             34,901     151,494      77,655      316,316
Other Income (Expense)
Interest and miscellaneous income   6,608      64,875      12,539      126,659
Interest expense                  (48,261)   (161,237)    (99,668)    (327,359)
  Total Other Expense             (41,653)    (96,362)    (87,129)    (200,700)
  Net Income (Loss)            $   (6,752) $   55,132  $   (9,474)  $  115,616
Net Income (Loss) Allocated:
To the General Partner         $      (68) $      551  $      (95)  $    1,156
To the Limited Partners            (6,684)     54,581      (9,379)     114,460
                               $   (6,752) $   55,132  $   (9,474)  $  115,616
Per limited partnership unit
(3,614 outstanding)                $(1.85)     $15.10      $(2.60)      $31.67



Statements of Cash Flows
For the six months ended June 30,                           1997          1996
Cash Flows From Operating Activities
Net income (loss)                                      $  (9,474)   $  115,616
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Depreciation                                             83,067       166,134
 Amortization                                             15,192           ---
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Due from equipment manager                             211,920       233,048
  Due from affiliate                                     (12,233)          ---
  Accounts payable and accrued expenses                    2,322        (7,232)
  Accrued interest expense due to affiliate               99,668       327,358
  Due to General Partner                                   9,454        12,958
Net cash provided by operating activities                399,916       847,882
Cash Flows From Financing Activities
  Payment of principal on note payable to affiliate   (5,638,504)          ---
  Loan closing costs                                     (22,200)          ---
Net cash used for financing activities                (5,660,704)          ---
Net increase (decrease) in cash and cash equivalents  (5,260,788)      847,882
Cash and cash equivalents, beginning of period         5,703,859     4,238,441
Cash and cash equivalents, end of period              $  443,071    $5,086,323



Notes to the Financial Statements
The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' deficit for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

Barge Sale
On July 28, 1997, the Partnership executed a formal contract to sell its barge fleet for $4.3 million in cash, representing the highest bid, to Midwest Marine Management Company, the current operator of the barges, on an "as is, where as" basis (the "Sale"). It is currently anticipated that the Sale will close on August 28, 1997, following the satisfaction of certain conditions to closing. Based upon its analysis, the General Partner believes that the anticipated net proceeds to the Partnership of the proposed sale, after payment of all fees and expenses, including the proposed disposition fee (see below), will exceed the carrying value of the equipment.

Prior to commencing the sale process, the General Partner recognized that it would be extremely unlikely for 16-year old barges, which would ordinarily be expected to depreciate further in value over time, to appreciate approximately 200% over a short period of time from their 1996 appraised value of $4.1 million to an amount that would exceed the Partnership's debt obligation of in excess of $12 million. Furthermore, the Partnership's lender, Buttonwood Leasing Corporation ("Buttonwood"), an affiliate of the General Partner, had previously informed the Partnership that no further extensions of the loan would be provided upon its maturity in early January 1998. To avoid a foreclosure at maturity, the Partnership initiated negotiations with Buttonwood. The negotiations resulted in an agreement whereby the Partnership, as an inducement for it to proceed with marketing the Barges for sale, would receive a disposition fee equal to 5% of the gross sales proceeds.

In addition to receiving a disposition fee, the Partnership will be reimbursed for all closing costs incurred in connection with the Sale. The balance of the proceeds from the Sale will be applied to the Partnership's outstanding debt obligation, which totaled $12,124,207 as of June 30, 1997. After receipt of such partial repayment, Buttonwood has indicated that it will forgive the Partnership's then remaining debt balance (in excess of $8.0 million) which will allow the Partnership to retain all of its existing cash reserves. If the sale is completed and the balance of the Partnership's debt is forgiven by Buttonwood, the General Partner will waive equipment management fees due from the Partnership in excess of $700,000 in order to allow a final distribution to be made to the Limited Partners.

After consummating the Sale, satisfying the Partnership's debt obligations as set forth above and providing for the Partnership's remaining liabilities, a final liquidating distribution will be made to the Limited Partners and the Partnership will be dissolved.

Part I, Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
On January 3, 1997, the Partnership entered into a First Amended and Restated Credit Note ("Amended Note") with Buttonwood Leasing Corporation. At that time, a principal payment of $5,500,000 was made by the Partnership reducing the outstanding principal balance from $7,839,000 to $2,339,000, and the maturity date of the Amended Note was extended until the earlier of January 2, 1998, or the date on which the Partnership sells the barges. The outstanding principal balance of the Amended Note as of June 30, 1997 totaled $2,200,496.

In accordance with the Amended Note, the Partnership is required to pay quarterly installments of principal only on April 1, 1997, July 1, 1997, and October 1, 1997 (each a "Payment Date") in an amount equal to the amount of interest accrued on the unpaid principal balance from the later of January 3, 1997 or the immediately preceding Payment Date. In addition, the Partnership is required to pay interest on the unpaid principal balance on the Amended Note at maturity. Interest on the outstanding principal balance of the Amended Note is computed using simple interest at a rate equal to the Prime Rate as charged by Bank America Illinois. At June 30, 1997, the interest rate was 8.50% compared to 8.25% at December 31, 1996 and 8.25% at March 31, 1997.

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

On July 28, 1997, the Partnership executed a formal contract to sell its barge fleet for $4.3 million in cash, representing the highest bid, to Midwest Marine Management Company, the current operator of the barges, on an "as is, where as" basis (the "Sale"). It is currently anticipated that the Sale will close on August 28, 1997, following the satisfaction of certain conditions to closing. Based upon its analysis, the General Partner believes that the anticipated net proceeds to the Partnership of the proposed sale, after payment of all fees and expenses, including the proposed disposition fee (see below), will exceed the carrying value of the equipment.

Prior to commencing the sale process, the General Partner recognized that it would be extremely unlikely for 16-year old barges, which would ordinarily be expected to depreciate further in value over time, to appreciate approximately 200% over a short period of time from their 1996 appraised value of $4.1 million to an amount that would exceed the Partnership's debt obligation of in excess of $12 million. Furthermore, the Partnership's lender, Buttonwood Leasing Corporation ("Buttonwood"), an affiliate of the General Partner, had previously informed the Partnership that no further extensions of the loan would be provided upon its maturity in early January 1998. To avoid a foreclosure at maturity, the Partnership initiated negotiations with Buttonwood. The negotiations resulted in an agreement whereby the Partnership, as an inducement for it to proceed with marketing the Barges for sale, would receive a disposition fee equal to 5% of the gross sales proceeds.

In addition to receiving a disposition fee, the Partnership will be reimbursed for all closing costs incurred in connection with the Sale. The balance of the proceeds from the Sale will be applied to the Partnership's outstanding debt obligation, which totaled $12,124,207 as of June 30, 1997. After receipt of such partial repayment, Buttonwood has indicated that it will forgive the Partnership's then remaining debt balance (in excess of $8.0 million) which will allow the Partnership to retain all of its existing cash reserves. If the sale is completed and the balance of the Partnership's debt is forgiven by Buttonwood, the General Partner will waive equipment management fees due from the Partnership in excess of $700,000 in order to allow a final distribution to be made to the Limited Partners.

After consummating the Sale, satisfying the Partnership's debt obligations as set forth above and providing for the Partnership's remaining liabilities, a final liquidating distribution will be made to the Limited Partners and the Partnership will be dissolved. The Partnership's cash and cash equivalents balance totaled $443,071 at June 30, 1997, compared to $5,703,859 at December 31, 1996. The decrease is due to the $5.5 million principal payment on the Partnership's note payable obligation paid on January 3, 1997.

Due from affiliate increased from $0 at December 31, 1996 to $12,233 at June 30, 1997. The balance at June 30, 1997 represents legal expenses incurred by the Partnership in connection with the sale of the barges which are to be reimbursed to the Partnership by Buttonwood.

At June 30, 1997, other assets were $15,192, compared to $8,184 at December 31, 1996. The increase is mainly due to legal costs related to the January 3, 1997 restructuring of the Partnership's note payable obligation which is being amortized over one year.

The Partnership's fleet of 25 covered hopper river barges continue to operate primarily on the Mississippi and Illinois Rivers. The barges haul various types of agricultural products, primarily corn and soybean, in a southbound direction, and steel, fertilizers and animal feed in a northbound direction. Operating revenues declined for the first six months of 1997 as compared with the corresponding period last year since there were less crops available for shipment. The decreased demand for barges resulted in lower barge rental rates during the first half of 1997. Although the 1996 harvest was relatively strong, it is anticipated that it will not likely be transported until the latter portion of 1997, after farmers have replenished their depleted crop inventories.

Results of Operations
For the three and six months ended June 30, 1997, the Partnership generated a net loss of $6,752 and $9,474, respectively, compared to net income of $55,132 and $115,616 for the corresponding periods in 1996. The change from net income to net loss is primarily attributable to lower operating revenues and lower interest and miscellaneous income, which were partially offset by lower total operating expenses and interest expense.

Operating revenues were $450,281 and $945,351 for the three and six months ended June 30, 1997, respectively, compared to $668,072 and $1,295,812 for the corresponding periods in 1996. The decrease in operating revenues is primarily attributable to a lower average barge revenue rate during the first six months of 1997 due to the decreased demand for barge shipping.

For the three and six months ended June 30, 1997, operating costs were $338,908 and $634,514, respectively, compared to $374,059 and $699,749 for the comparable 1996 periods. The decreases for both periods are primarily attributable to a reduction in towing costs incurred by the Partnership during the 1997 periods.

For the three and six months ended June 30, 1997, depreciation and amortization totaled $7,596 and $98,259, respectively, compared to $83,067 and $166,134 for the corresponding periods in 1996. Effective March 31, 1997, the Partnership stopped recording depreciation expense as a result of the reclassification of the barges as equipment held for sale pursuant to Financial Accounting Standards No. 121.

Professional and other expenses for the three and six months ended June 30, 1997 were $33,846 and $63,729, respectively, compared to $17,077 and $30,261 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. Equipment management fee was $30,819 and $62,772 for the three and six-month periods ended June 30, 1997, respectively, compared to $38,164 and $74,930 for the same periods in 1996. Management fees are a function of net revenue. The decreases are the result of lower net revenues in the 1997 period.

Interest and miscellaneous income totaled $6,608 and $12,539 for the three and six months ended June 30, 1997, respectively, compared to $64,875 and $126,659 for the corresponding periods in 1996. The decreases are primarily attributable to lower interest income as a result of a lower cash balance in 1997.

Interest expense declined from $161,237 and $327,359 for the three and six months ended June 30, 1996, respectively, to $48,261 and $99,668 for the same periods in 1997 due to a lower outstanding principal balance on the Amended Note as a result of the $5,500,000 principal payment made on January 3, 1997.



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

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (10) Vessel Sale & Purchase Agreement between the Partnership and Midwest Marine Management Company.

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SEI II L.P.

                              BY:    SEI II EQUIPMENT INC.
                                     General Partner

Date: August 14, 1997         BY:/s/ Rocco F. Andriola
                                     President, Director &
                                     Chief Financial Officer