Form 10-Q
period 1997-09-30
SEI II L P
filed 1997-11-14
CIK 352849

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended September 30, 1997

                               or

             Transition Report Pursuant to Section 13
           or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from ______  to ______


                Commission File Number: 02-72177


                           SEI II L.P.
      Exact Name of Registrant as Specified in its Charter


        New York
State or Other Jurisdiction of                   13-3064636
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



Balance Sheets
                                        At September 30,        At December 31,
                                                   1997                   1996
Assets
 Equipment                                $           _            $ 8,306,724
 Less accumulated depreciation                        _             (5,011,716)
 Net equipment                                        _              3,295,008

Cash and cash equivalents                       711,759              5,703,859
Due from equipment manager                      123,114                425,549
Other assets                                          _                  8,184
  Total Assets                            $     834,873            $ 9,432,600
Liabilities and Partners' Deficit
Liabilities:
 Accounts payable and accrued expenses    $      31,149            $    34,173
 Accrued interest expense due to affiliate            _              9,824,043
 Due to General Partner                               _                696,999
 Note payable to affiliate                            _              7,839,000
  Total Liabilities                              31,149             18,394,215
Partners' Capital (Deficit):
 General Partner                               (154,153)              (251,806)
 Limited Partners (3,614 units outstanding)     957,877             (8,709,809)
  Total Partners' Capital (Deficit)             803,724             (8,961,615)
  Total Liabilities and Partners'
   Capital (Deficit)                       $    834,873            $ 9,432,600



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                        General         Limited
                                        Partner        Partners          Total
Balance at December 31, 1996         $ (251,806)   $ (8,709,809)  $ (8,961,615)
Net Income                               97,653       9,667,686      9,765,339
Balance at September 30, 1997        $ (154,153)   $    957,877   $    803,724




Statements of Operations
                               Three months ended         Nine months ended
                                   September 30,            September 30,
                                 1997        1996        1997          1996
Revenues
Operating revenues           $  232,886  $  539,652  $ 1,178,237   $ 1,835,464
Operating Expenses
Operating costs                 190,867     332,121      825,381     1,031,870
Depreciation and amortization    15,192      83,068      113,451       249,202
Professional and other expenses  24,913      13,915       88,642        44,176
Equipment management fee
  Operators                      16,580      28,442       69,899        90,414
  General Partner                 2,329       5,397       11,782        18,355
Insurance                         4,211       4,211       12,633        12,633
  Total operating expenses      254,092     467,154    1,121,788     1,446,650
Income (loss) from operations   (21,206)     72,498       56,449       388,814
Other Income (Expense)
Interest and
 miscellaneous income             8,233      70,019       20,772       196,678
Interest expense                (30,490)   (163,008)    (130,158)     (490,367)
Gain on sale of equipment     1,076,059           _    1,076,059             _
  Total Other Income
  /(Expense)                  1,053,802     (92,989)     966,673      (293,689)
Extraordinary Items
Gain on forgiveness
 of indebtedness              8,742,217           _    8,742,217             _
Net Income (Loss)           $ 9,774,813  $  (20,491) $ 9,765,339      $ 95,125
Net Income (Loss) Allocated:
To the General Partner      $    97,748  $     (205) $    97,653      $    951
To the Limited Partners       9,677,065     (20,286)   9,667,686        94,174
                            $ 9,774,813  $  (20,491) $ 9,765,339      $ 95,125
Per limited partnership unit
(3,614 outstanding)
Income (loss) from operations
 and Other Income (Expense) $    282.87  $    (5.61) $    280.27      $  26.06
Income from Extraordinary
 Items                         2,394.80           _     2,394.80             _
                            $  2,677.67  $    (5.61) $  2,675.07      $  26.06



Statements of Cash Flows
For the nine months ended September 30,                  1997             1996
Cash Flows From Operating Activities
Net income                                        $ 9,765,339     $     95,125
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
 Depreciation                                          83,067          249,202
 Amortization                                          30,384                _
    Gain on sale of equipment                      (1,076,059)               _
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Due from equipment manager                          302,435          286,231
  Accounts payable and accrued expenses                (3,024)          (3,116)
  Accrued interest expense due to affiliate        (9,824,043)         490,367
  Due to General Partner                             (696,999)          18,355
Net cash provided by (used for) operating
 activities                                        (1,418,900)       1,136,164
Cash Flows From Investing Activities
       Net proceeds from sale of equipment          4,288,000                _
Net cash provided by investing activities           4,288,000                _
Cash Flows From Financing Activities
  Payment of principal on note payable
  to affiliate                                     (7,839,000)               _
  Loan closing costs                                  (22,200)               _
Net cash used for financing activities             (7,861,200)               _
Net increase (decrease) in cash and cash
 equivalents                                       (4,992,100)       1,136,164
Cash and cash equivalents, beginning of period      5,703,859        4,238,441
Cash and cash equivalents, end of period        $     711,759      $ 5,374,605




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, the statement of partners' deficit for the nine-month period ended September 30, 1997 and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. Results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

Barge Sale
On July 28, 1997, the Partnership executed a formal contract to sell its barge fleet for $4.3 million in cash, representing the highest bid, to Midwest Marine Management Company, the current operator of the barges, on an "as is, where as" basis (the "Sale"). The Sale closed on August 29, 1997.

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

In addition to receiving a disposition fee, the Partnership was reimbursed for all closing costs incurred in connection with the Sale. The balance of the proceeds from the Sale was applied to the Partnership's outstanding debt obligation, which totaled $4,073,000 on August 29, 1997. When the sale was completed, the Partnership's remaining accrued interest balance of $8,033,436 was forgiven by Buttonwood, and the General Partner has forgiven the equipment management fees due from the Partnership in excess of $700,000 in order to allow a final distribution to be made to the Limited Partners.

After the Sale, satisfying the Partnership's debt obligations as set forth above and providing for the Partnership's remaining liabilities, a final liquidating distribution will be made to the Limited Partners and the Partnership will be dissolved.



Part I, Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

On August 29, 1997, the Partnership completed the sale of its fleet of 25 covered hopper river barges (the "Sale") to Midwest Marine Management Company ("Midwest Marine"), Marine Investments, L.L.C. and Kathryn Rae Towing, Inc. for $4.3 million in cash, which represented the highest bid received during the sales process. Midwest Marine had served as the operator of the Barges while they were owned by the Partnership.

Prior to the Sale, the General Partner recognized that it would be extremely unlikely for 16-year old barges, which would ordinarily be expected to depreciate further in value over time, to appreciate approximately 200% over a short period of time from their 1996 appraised value of $4.1 million to an amount that would exceed the Partnership's debt obligation of in excess of $12 million. Furthermore, the Partnership's lender, Buttonwood Leasing Corporation ("Buttonwood"), an affiliate of the General Partner, had previously informed the Partnership that no further extensions of the loan would be provided upon its maturity in early January 1998. To avoid a foreclosure at maturity, the Partnership initiated negotiations with Buttonwood. The negotiations resulted in an agreement whereby the Partnership, as an inducement for it to proceed with marketing the Barges for sale, would receive a disposition fee equal to 5% of the gross sales proceeds.

Accordingly, the Partnership received a disposition fee of $215,000 and was also reimbursed for legal and advertising expenses related to the Sale. The balance of the proceeds of the Sale, totaling $4,073,000, were applied to the Partnership's outstanding debt obligations. After the receipt of such partial repayment, Buttonwood forgave the Partnership's remaining accrued interest balance of $8,033,436, allowing the Partnership to retain all of its remaining cash reserves. In addition, in order for a distribution to be made to the limited partners, the General Partner forgave equipment management fees due from the Partnership of approximately $700,000. After collection of amounts due the Partnership and providing for any remaining liabilities, limited partners will receive a final liquidating distribution which is expected to be paid in the fourth quarter of 1997, and the Partnership will be dissolved. It is currently estimated that approximately $800,000 will be available for distribution to the limited partners. However, the final amount will be dependent on the establishment of any reserves deemed necessary for contingencies, and other factors.

The Partnership's cash and cash equivalents balance totaled $711,759 at September 30, 1997, compared to $5,703,859 at
December 31, 1996. The decrease is primarily due to the $5.5 million principal payment on the Partnership's note payable obligation paid on January 3, 1997, partially offset by proceeds received from the Sale.

Due from equipment manager declined to $123,114 at September 30, 1997, from $425,549 at December 31, 1996, due to the receipt of a net revenue distribution by Midwest Marine.

Accrued interest expense due to affiliate, due to General Partner, and note payable to affiliate all decreased to $0 at September 30, 1997 due to the partial payment of accrued interest, the forgiveness of remaining accrued interest by Buttonwood, and the forgiveness of equipment management fees by the General Partner in conjunction with the Sale.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership generated net income of $9,774,813 and $9,765,339, respectively, compared to a net loss of $20,491 and net income of $95,125 for the respective periods in 1996. The increase in net income in both periods is primarily attributable to the forgiveness of debt by Buttonwood, and a gain on the sale of equipment recognized in the third quarter of 1997, as discussed below.

Operating revenues were $232,886 and $1,178,237 for the three and nine months ended September 30, 1997, respectively, compared to $539,652 and $1,835,464 for the corresponding periods in 1996. The decrease in operating revenues is primarily attributable to a lower average barge revenue rate during the first eight months of 1997 due to the decreased demand for barge shipping. The decrease is also attributable to the Sale, which caused operations to cease in August 1997.

For the three and nine months ended September 30, 1997, operating costs were $190,867 and $825,381, respectively, compared to $332,121 and $1,031,870 for the comparable 1996 periods. The decreases for both periods are primarily attributable to a reduction in towing costs incurred by the Partnership during the 1997 periods and the Sale which limited operating expenses in the third quarter.

For the three and nine months ended September 30, 1997, depreciation and amortization totaled $15,192 and $113,451, respectively, compared to $83,068 and $249,202 for the corresponding periods in 1996. Effective March 31, 1997, the Partnership stopped recording depreciation expense as a result of the reclassification of the barges as equipment held for sale, pursuant to Statement of Financial Accounting Standards No. 121.

Professional and other expenses for the three and nine months ended September 30, 1997 were $24,913 and $88,642, respectively, compared to $13,915 and $44,176 for the corresponding periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Equipment management fee_operators and General Partner_decreased for the three and nine months ended September 30, 1997 in comparison to the 1996 periods. The decreases are the result of lower net revenues in the 1997 period and the Sale.

Interest and miscellaneous income for the three and nine-months ended September 30, 1997 was $8,233 and $20,772, respectively, compared to $70,019 and $196,678 for the corresponding periods in 1996. The decreases are attributable to the Partnership maintaining lower cash balances in the 1997 periods.

Interest expense declined from $163,008 and $490,367 for the three and nine months ended September 30, 1996, respectively, to $30,490 and $130,158 for the same periods in 1997, due to a lower outstanding principal balance on the Amended Note as a result of the $5,500,000 principal payment made on January 3, 1997. The decrease is also due to quarterly principal payments made thereafter in accordance with the terms of the Amended Note.

On August 29, 1997, the Partnership recognized a gain on sale of equipment of $1,076,059 due to the Sale. This gain resulted from the net proceeds exceeding the carrying value of the properties at the time of the Sale.

On August 29, 1997 the Partnership recognized extraordinary income due to the forgiveness of indebtedness totaling
$8,742,217, of which $8,033,436 related to the Amended Note and the Sale. The remaining $708,781 resulted from waived management fees due to the General Partner.


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

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -  None

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

          On August 29, 1997 the Partnership filed a Current
          Report on Form 8-K reporting the consummation of the sale of its principal asset, a fleet of 25 covered hopper river barges.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SEI II L.P.

                         BY:  SEI II EQUIPMENT INC.
                              General Partner



Date: November 14, 1997  BY:  /s/ Rocco F. Andriola
                              President, Director and
                              Chief Financial Officer